Form 10-Q
period 2024-09-30
Lord Abbett Private Credit Fund
filed 2024-11-18
CIK 2008748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01764

Lord Abbett Private Credit Fund

(Exact name of registrant as specified in its charter)

Delaware	93-4670837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Hudson Street Jersey City, New Jersey	07302
(Address of principal executive offices)	(Zip Code)

(888) 522-2388

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 18, 2024, the registrant had 5,720,443 shares of common stock, $0.01 par value per share, outstanding.

Table of Contents

Cautionary Statement Regarding Forward-Looking Statements

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. We are externally managed by the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	risk associated with possible disruptions in our operations or the economy generally;

●	changes in the general interest rate environment;

●	general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;

●	our contractual arrangements and relationships with third parties;

●	actual and potential conflicts of interest with our Adviser and its affiliates;

●	the dependence of our future success on the general economy and its effect on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	the use of borrowed money to finance a portion of our investments;

●	the adequacy of our financing sources and working capital;

●	the timing and amount of cash flows, if any, from the operations of our portfolio companies;

●	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;

●	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;

●	our ability to qualify and maintain our qualification as a BDC and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

●	the impact on our business of U.S. and international financial reform legislation, rules and regulations;

●	the effect of changes in tax laws and regulations and interpretations thereof; and

●	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. This Quarterly Report on Form 10-Q contains forward-looking statements, which may relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we may file with the SEC in the future, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Lord Abbett Private Credit Fund

Consolidated Statement of Assets and Liabilities (Unaudited)

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

September 30, 2024

ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $312,639)	$313,562
Cash and cash equivalents	3,996
Interest receivable from non-controlled/non-affiliated investments	2,061
Due from Adviser	426
Receivable for investments sold	101
Other assets	96
Total assets	$320,242

LIABILITIES
Debt (net of deferred financing costs of $629) (Note 5)	$189,583
Interest payable	1,211
Due to Adviser	700
Professional fees payable	253
Accrued expenses and other liabilities	202
Total liabilities	$191,949
Total net assets	$128,293
Commitments and contingencies (Note 6)
NET ASSETS
Common shares, $0.01 par value (5,080,444 shares issued and outstanding)	$50
Paid in capital in excess of par value	126,961
Total distributable earnings/(loss)	1,282
Total net assets	$128,293
Total liabilities and net assets	$320,242
Net asset value per share	$25.25

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund

Consolidated Statements of Operations (Unaudited)

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	Three Months Ended September 30, 2024	For the period from February 23, 2024 (commencement of operations) to September 30, 2024
Investment income
Non-controlled/non-affiliated investments:
Interest income	$7,035	$11,659
Fee income	239	363
Total investment income	$7,274	$12,022

Expenses
Interest expense	$3,560	$6,558
Organizational costs	71	705
Professional fees	429	596
Other general & administrative	59	137
Amortization of offering costs	31	31
Total expenses	$4,150	$8,027
Expense reimbursement (Note 3)	$(572)	$(1,636)
Net expenses	$3,578	$6,391
Net investment income (loss)	$3,696	$5,631

Net realized and change in unrealized gain/(loss)
Net realized gain/(loss):
Non-controlled/non-affiliated investments	$237	$237
Net realized gain/(loss)	$237	$237
Net change in unrealized gain/(loss):
Non-controlled/non-affiliated investments	$99	$923
Net change in unrealized gain/(loss)	$99	$923
Net realized and change in unrealized gain/(loss)	$336	$1,160
Net increase (decrease) in net assets resulting from operations	$4,032	$6,791

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	Three Months Ended September 30, 2024	For the period from February 23, 2024 (commencement of operations) to September 30, 2024

Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	$3,696	$5,631
Net realized gain/(loss)	237	237
Net change in unrealized gain/(loss)	99	923
Net increase (decrease) in net assets resulting from operations	$4,032	$6,791

Distributions to common shareholders from:
Income distributions	$(3,574)	$(5,509)
Net decrease in net assets resulting from distributions	$(3,574)	$(5,509)

Capital share transactions
Proceeds from capital contributions/shares sold	$47,011	$128,979
Return of capital contributions	—	(1,968)
Net increase (decrease) from capital share transactions	$47,011	$127,011
Total increase (decrease) in net assets	$47,469	$128,293
Net assets, beginning of period	80,824	—
Net assets, end of period	$128,293	$128,293

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund

Consolidated Statement of Cash Flows (Unaudited)

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

For the period from February 23, 2024 (commencement of operations) to September 30, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$6,791
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain)/loss	(237)
Net change in unrealized (gain)/loss	(923)
Purchases of investments	(384,230)
Proceeds from principal repayments	72,223
Net amortization (accretion) on investments	(395)
Amortization of deferred financing costs	516
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(2,061)
Due from Adviser	(426)
Receivable for investments sold	(101)
Other assets	(96)
Interest payable	1,211
Due to Adviser	700
Professional fees payable	253
Accrued expenses and other liabilities	202
Net cash provided by (used in) operating activities	(306,573)

Cash flows from financing activities:
Borrowings of debt	317,687
Repayments of debt	(127,475)
Proceeds from capital contributions/shares sold	128,979
Return of capital contributions	(1,968)
Income distributions to common shareholders	(5,509)
Deferred financing costs paid	(1,145)
Net cash provided by (used in) financing activities	310,569

Net increase (decrease) in cash and cash equivalents	3,996
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$3,996

Supplemental cash flow information
Interest paid during the period	$4,832

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Secured Debt— non-controlled/non-affiliated(4) (6)
Air Freight & Logistics
RJW Logistics Group, Inc	3M S + 3.75%	9.10%	3/5/2027	$2,880	$2,882	$2,880	2.24%
RJW Logistics Group, Inc (Revolver) (8)	3M S + 3.75%	N/A	3/5/2027	—	—	—	—
					2,882	2,880	2.24
Commercial Services & Supplies
Meridian Waste Acquisitions, LLC	3M S + 4.00%	8.96%	8/30/2029	9,100	9,078	9,055	7.05
Meridian Waste Acquisitions, LLC (Delayed Draw) (8)	3M S + 3.50%	8.43%	8/30/2029	927	927	907	0.71
Meridian Waste Acquisitions, LLC (Revolver) (8)	3M S + 3.50%	8.43%	8/30/2029	195	195	186	0.15
United Flow Technologies Intermediate Holdco II, LLC	3M S + 5.25%	9.85%	6/23/2031	18,000	17,738	17,775	13.86
United Flow Technologies Intermediate Holdco II, LLC (Delayed Draw) (8)	3M S + 5.25%	10.54%	6/23/2031	100	27	(25)	(0.02)
United Flow Technologies Intermediate Holdco II, LLC (Revolver) (8)	3M S + 5.25%	N/A	6/21/2030	—	(28)	(25)	(0.02)
					27,937	27,873	21.73
Containers & Packaging
Schoeneck Containers, LLC	1M S + 4.75%	9.71%	5/7/2025	9,347	9,347	9,324	7.27
Schoeneck Containers, LLC (Delayed Draw)	1M S + 4.75%	9.71%	5/7/2025	4,765	4,765	4,753	3.70
Schoeneck Containers, LLC (Revolver) (8)	3M P + 3.75%	11.75%	5/7/2025	341	341	332	0.26
					14,453	14,409	11.23
Health Care Equipment & Supplies
MGS MFG. Group, Inc.	1M S + 4.50%	9.45%	5/31/2027	9,193	9,193	9,193	7.16
MGS MFG. Group, Inc. (Delayed Draw)	1M S + 4.50%	9.45%	5/31/2027	2,832	2,832	2,832	2.21
MGS MFG. Group, Inc. (Revolver) (8)	3M S + 4.50%	N/A	5/31/2027	—	—	—	—
					12,025	12,025	9.37
Health Care Providers & Services
Continental Buyer Inc	3M S + 5.25%	9.85%	4/2/2031	32,484	32,021	32,484	25.32
Continental Buyer Inc (Delayed Draw) (8)	3M S + 5.25%	N/A	4/2/2031	—	(89)	—	—
Continental Buyer Inc (Revolver) (8)	3M S + 5.25%	N/A	4/2/2031	—	(66)	—	—
Endo1 Partners - California, LLC	1M S + 5.25%	10.35%	3/24/2026	16,875	16,875	16,875	13.15
					48,741	49,359	38.47
Insurance
Ardonagh Midco 3 PLC (5)(7)	6M S + 4.75%	9.90%	2/17/2031	29,398	28,983	29,398	22.92
RSC Acquisition, Inc. (Delayed Draw) (8)	3M S + 4.75%	N/A	11/1/2029	—	(230)	(230)	(0.18)
RSC Acquisition, Inc. (Revolver) (8)	3M S + 4.75%	N/A	10/30/2029	—	(26)	(26)	(0.02)
					28,727	29,142	22.72
IT Services
BCM One, Inc.	6M S + 4.50%	8.85%	11/17/2027	15,089	15,089	15,089	11.77
BCM One, Inc. (Delayed Draw)	1M S + 4.50%	9.45%	11/17/2027	4,775	4,775	4,775	3.72
BCM One, Inc. (Revolver) (8)	3M S + 4.50%	N/A	11/17/2027	—	—	—	—
GCOM	3M S + 7.50%	12.89%	8/1/2031	39,899	39,505	39,505	30.79
					59,369	59,369	46.28
Leisure Products
Playpower, Inc.	3M S + 5.25%	9.85%	8/28/2030	$43,434	$42,790	$42,790	33.36%
Playpower, Inc. (Revolver) (8)	3M S + 5.25%	N/A	8/28/2030	—	(97)	(97)	(0.08)
					42,693	42,693	33.28

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated (continued)
First Lien Secured Debt—non-controlled/non-affiliated(4) (6)
Life Sciences Tools & Services
TransnetYX, Inc	3M S + 5.25%	10.05%	4/13/2026	17,740	17,740	17,740	13.83
TransnetYX, Inc (Revolver) (8)	3M S + 5.25%	N/A	4/13/2026	—	—	—	—
					17,740	17,740	13.83
Professional Services
ComPsych Investment Corp.	3M S + 4.75%	10.03%	7/22/2031	27,170	27,104	27,104	21.13
ComPsych Investment Corp. (Delayed Draw) (8)	3M S + 4.75%	N/A	7/22/2031	—	(9)	(9)	(0.01)
Vensure Employer Services Inc	3M S + 5.00%	9.64%	9/29/2031	31,155	30,999	30,999	24.16
Vensure Employer Services Inc (Delayed Draw) (8)	3M S + 5.00%	N/A	9/29/2031	—	(22)	(22)	(0.02)
					58,072	58,072	45.26
Total First Lien Secured Debt—non-controlled/non-affiliated					$312,639	$313,562	244.41%
Total Investments at Fair Value					$312,639	$313,562	244.41%

(1)	Unless otherwise indicated, debt investments held by the Company are denominated in USD dollars. All debt investments are income producing unless otherwise indicated.
(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), or an alternate base rate (commonly based on the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of September 30, 2024.
(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.
(5)	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2024, non-qualifying assets represented approximately 9.18% of the total assets of the Company.
(6)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2. Significant Accounting Policies and Note 4. Investments”).
(7)	The issuer of this investment is domiciled in the United Kingdom.
(8)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments:

Investments	Maturity Date	Unfunded
BCM One, Inc. (Revolver)	11/17/2027	$1,530
ComPsych Investment Corp. (Delayed Draw)	7/22/2031	7,778
Continental Buyer Inc (Delayed Draw)	4/2/2031	12,739
Continental Buyer Inc (Revolver)	4/2/2031	4,777
Meridian Waste Acquisitions, LLC (Delayed Draw)	8/30/2029	2,982
Meridian Waste Acquisitions, LLC (Revolver)	8/30/2029	1,581
MGS MFG. Group, Inc. (Revolver)	5/31/2027	1,776
Playpower, Inc. (Revolver)	8/28/2030	6,565
RJW Logistics Group, Inc (Revolver)	3/5/2027	4,286
RSC Acquisition, Inc. (Delayed Draw)	11/1/2029	47,250
RSC Acquisition, Inc. (Revolver)	10/30/2029	5,250
Schoeneck Containers, LLC (Revolver)	5/7/2025	3,068
TransnetYX, Inc (Revolver)	4/13/2026	2,167
United Flow Technologies Intermediate Holdco II, LLC (Delayed Draw)	6/23/2031	9,900
United Flow Technologies Intermediate Holdco II, LLC (Revolver)	6/21/2030	2,000
Vensure Employer Services Inc (Delayed Draw)	9/29/2031	8,845
Total		$122,494

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following shows the composition of the Company’s portfolio at fair value by industry and geography as of September 30, 2024.

Industry	Investment Type	Fair Value	Percentage of Total Portfolio
IT Services	First Lien Secured Debt	$59,369	18.93%
Professional Services	First Lien Secured Debt	58,072	18.52
Health Care Providers & Services	First Lien Secured Debt	49,359	15.74
Leisure Products	First Lien Secured Debt	42,693	13.62
Insurance	First Lien Secured Debt	29,142	9.29
Commercial Services & Supplies	First Lien Secured Debt	27,873	8.89
Life Sciences Tools & Services	First Lien Secured Debt	17,740	5.66
Containers & Packaging	First Lien Secured Debt	14,409	4.60
Health Care Equipment & Supplies	First Lien Secured Debt	12,025	3.83
Air Freight & Logistics	First Lien Secured Debt	2,880	0.92
Total		$313,562	100.00%

Geography	Fair Value	Percentage of Total Portfolio
United Kingdom	$29,398	9.38%
United States	284,164	90.62
Total	$313,562	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2024
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(1) ORGANIZATION

Lord Abbett Private Credit Fund (the “Company”) is a closed-end, non-diversified management investment company organized under the laws of the State of Delaware. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on October 4, 2024 (the “BDC Election Date”). The Company also intends to elect to be treated, and qualify annually, as a regulated investment company (“RIC”) for U.S. federal income tax purposes as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) upon filing of the tax return on its statutory due date, commencing with its initial taxable year ended December 31, 2024. Prior to the BDC Election Date, the Company was taxed as a partnership for U.S. federal income tax purposes.

The Company was formed on November 27, 2023 and commenced investment operations on February 23, 2024. Lord Abbett Private Credit Advisor LLC is the investment adviser to the Company (the “Adviser”). The Adviser is a wholly-owned subsidiary of Lord Abbett & Co. LLC. The Adviser provides the Company with investment advisory services pursuant to the terms of an investment advisory agreement (the “Advisory Agreement”). Lord, Abbett & Co. LLC, the “Administrator” or “Lord Abbett” performs, or oversees the performance of, the Company’s corporate operations and required administrative services pursuant to an administration agreement (the “Administration Agreement”).

The Company’s investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. The Company invests in loans targeted at (i) private U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended the (“Exchange Act”), and (ii) U.S. operating companies whose securities are listed on a national securities exchange that have a market capitalization of less than $250 million.

On January 8, 2024, the Company established Lord Abbett Private Credit Funding 1, LLC (“Lord Abbett PCF I LLC”), a wholly-owned subsidiary of the Company and a Delaware limited liability company that is a disregarded entity for tax purposes, to acquire investments in the State of California.

On August 30, 2024 (the “Conversion Date”), Lord Abbett Private Credit Fund 1, LP, filed a certificate of conversion with the state of Delaware to convert from a limited partnership to a Delaware statutory trust and changed its name to Lord Abbett Private Credit Fund. Effective September 30, 2024, all limited partnership interests were converted into common shares, formalizing the unitization of Lord Abbett Private Credit Fund. On this date 5,080,444 shares were issued and outstanding at a par value of $0.01.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income, expenses, gains and losses during the reported periods. Changes in the economic environment, financial markets, credit worthiness of our portfolio companies, and any other parameters used in determining these estimates could cause actual results to differ materially.

Consolidation

As provided under Regulation S-X and ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiary in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

As of September 30, 2024, the Company’s sole consolidated subsidiary was Lord Abbett PCF 1 LLC.

The Company does not consolidate SBLA Private Credit LLC (the “SBLA JV”). See Note 4 for further description of the joint venture.

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2024
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Cash and Cash Equivalents

The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and near maturity, that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements, and other high-quality, short-term debt securities would qualify as cash equivalents.

Cash and cash equivalents are carried at cost, which approximates fair value. The cash and cash equivalents balance as of September 30, 2024 was $3,996.

Investment Transactions

Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains and losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Amounts for investments derecognized or recognized but not yet settled are reported as a receivable for investments sold and a payable for investments purchased, respectively, in the Consolidated Statement of Assets and Liabilities.

Fair Value Measurements

The Company follows guidance in ASC 820, Fair Value Measurement (“ASC 820”), where fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are determined within a framework control partnership hierarchy which maximizes the use of observable market data and minimizes the use of unobservable inputs to establish a classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, such as the risk inherent in a particular valuation technique used to measure fair value using a pricing model and/or the risk inherent in the inputs for the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the information available. The inputs or methodology used for valuing assets or liabilities may not be an indication of the risks associated with investing in those assets or liabilities.

ASC 820 classifies the inputs used to measure these fair values into the following hierarchy:

Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by us at the measurement date.

Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level 3: Unobservable inputs for the asset or liability.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. The level assigned to the investment valuations may not be indicative of the risk or liquidity associated with investing in such investments. Because of the inherent uncertainties of valuation, the values reflected in the consolidated financial statements may differ materially from the values that would be received upon an actual disposition of such investments.

Investment Valuation Process

Pursuant to Rule 2a-5, the Company’s Board of Trustees (the “Board”) has designated the Adviser as the valuation designee responsible for valuing all of the Company’s investments, including making fair valuation determinations as needed. The Adviser has established a fair value committee (the “Fair Value Committee”) to carry out the day-to-day fair valuation responsibilities and has adopted policies and procedures to govern activities of the Fair Value Committee and the performance of functions required to determine the fair value of a fund’s investments in good faith. These functions include periodically assessing and managing material risks associated with fair value determinations, selecting, applying, reviewing, and testing fair value methodologies, monitoring for circumstances that may necessitate the use of fair value, and overseeing and evaluating pricing services used.

In accordance with the Adviser’s policies and procedures, investments, including debt securities, that are publicly traded but for which no readily available market quotations exist are generally valued on the basis of information furnished by an independent third-party pricing service that uses a valuation matrix which incorporates both dealer-supplied valuations and electronic data processing techniques. To assess the continuing appropriateness of pricing sources and methodologies, the Fair Value Committee regularly performs price

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2024
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

verification procedures on behalf of the Adviser and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations or prices received from third-party pricing services are not reflective of the fair value of an investment. Investments that are not publicly traded or whose current market prices or quotations are not readily available, as will be the case for a substantial portion of the Company’s investments, are valued at fair value as determined by the Adviser in good faith pursuant to the Adviser’s Board-approved policies and procedures. Factors used in determining fair value vary by investment type and may include market or investment specific events, transaction data, estimated cash flows, and market observations of comparable investments. In determining fair value of the Company’s loan investments the types of factors that the Fair Value Committee may take into account generally include comparison to publicly-traded securities and factors such as yield, maturity and measures of credit quality, the enterprise value of the portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business and other relevant factors.

The Fair Value Committee manages the Company’s fair valuation practices and maintains the fair valuation policies and procedures. To assess the continuing appropriateness of pricing sources and methodologies, the Fair Value Committee regularly performs price verification procedures, engages in oversight activities with respect to third-party pricing sources used and issues challenges as necessary. In addition, the Fair Value Committee may rely on third-party valuation services to verify the fair value determinations of certain investments. A third-party valuation service will generally review a portion of the Company’s investments in loans each quarter such that on an annual basis most of the loans’ values will be tested for appropriateness and reliability. The Adviser reports to the Board information regarding the fair valuation process and related material matters. The Board may determine to modify its designation of the Adviser as valuation designee, relating to any or all Company investments, at any time.

Valuation techniques used to value the Company’s investments by major category are as follows:

● Equity securities and other investments, including restricted securities, for which market quotations are readily available, are valued at the last reported sale price or official closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) as reported by a third-party pricing service on the primary market or exchange on which they are traded. In the event there were no sales during the day or closing prices are not available, securities are valued at the last quoted bid price or may be valued using the last available price. For foreign equity securities, when market or security specific events arise, comparisons to the valuation of American Depositary Receipts (ADRs), futures contracts, Exchange-Traded Funds (ETFs) and certain indexes as well as quoted prices for similar securities may be used. For equity securities, including restricted securities, where observable inputs are limited, assumptions about market activity and risk are used.

● Debt securities that are publicly traded, including restricted securities, are valued based on evaluated prices received from third party pricing services or from brokers who make markets in such securities. Preferred securities are valued by pricing services who utilize matrix pricing which considers yield or price of bonds of comparable quality, coupon, maturity and type or by broker-supplied prices.

● When independent prices are unavailable or unreliable, debt securities may be valued utilizing pricing methodologies which consider similar factors that would be used by third party pricing services.

● Investments in open-end investment companies are valued at their closing net asset value.

● Investments, including private placements, for which observable inputs are not available are generally valued using one or more valuation methods including the market approach, the income approach and cost approach. The market approach considers factors including the price of recent investments in the same or a similar security or financial metrics of comparable securities. The income approach considers factors including expected future cash flows, security specific risks and corresponding discount rates. The cost approach considers factors including the value of the security’s underlying assets and liabilities. The Company may use amortized cost as a pricing technique for investments that have recently transacted.

Realized Gains or Losses

Realized gains or losses on investments are calculated by using the specific identification method. Securities that have been called by the issuer are recorded at the call price on the call effective date.

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2024
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investment Income Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Payment-in-Kind (“PIK”) Income

PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through payment-in-kind interest income. Upon conversion to a BDC, in order to satisfy the annual RIC distribution requirements, this non-cash source of income must be included in determining the amounts to be paid out in the form of dividends, even if cash is not yet collected.

Fee Income

The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Non-Accrual Investments

Loans are generally placed on non-accrual status when there is reasonable doubt whether principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2024, there were no loans on non-accrual status.

Organizational and Offering Costs

Organizational costs consist of costs incurred to establish the entity as a Delaware statutory trust and subsequent conversion to a BDC. Organizational costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of interests in the partnership and subsequently the BDC. Offering costs are capitalized as a deferred charge and will be amortized to expense on a straight-line basis over twelve months. Additional organizational costs and offering costs may be incurred subsequent to September 30, 2024.

Deferred Financing Costs and Debt Issuance Costs

Financing costs incurred in connection with the Company’s Credit Facility (as defined below) are capitalized and amortized into expense using the straight-line method, which approximates the effective yield method over the life of the facility. See “Note 5. - Debt.”

The Company records origination and other expenses related to its debt obligations as deferred financing costs. The deferred financing cost for all outstanding debt is presented as a direct deduction from the carrying amount of the related debt liability. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation which approximates the effective yield method. In the event that we modify or extinguish our debt before maturity, the Company follows the guidance in ASC 470-50, Modification and Extinguishments (“ASC470-50”). For extinguishments of our debt, any unamortized deferred financing costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.

Income Taxes

As of September 30, 2024, the Company has elected to be taxed as a partnership for U.S. federal income tax purposes, and as such, is not subject to income taxes; the partners are individually responsible for reporting income or loss based on their respective share of the applicable revenues or expenses for income tax purposes. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company reviews and evaluates tax

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2024
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

positions in its major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. Based on this review, the Company has determined the major tax jurisdictions to be where the Company is organized, where the Company makes investments, and where the General Partner is located; however, no reserves for uncertain tax positions were recorded for the period ended September 30, 2024. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no tax liability or expense, including interest and penalties, has been recorded in the consolidated financial statements. Generally, the Company’s U.S. federal, state, and local tax returns remain open for examination for a period of three to five years from when they are filed under varying statutes of limitations.

The Company intends to elect to be treated, and qualify annually, as a regulated investment company (“RIC”) for U.S. federal income tax purposes as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) upon filing of the tax return on its statutory due date, commencing with its initial taxable year ended December 31, 2024. So long as the BDC maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the BDC would represent obligations of the BDC’s shareholders and would not be reflected in the consolidated financial statements of the BDC.

To qualify for and maintain qualification as a RIC, the BDC must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the BDC must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses.

In addition, based on the excise tax distribution requirements, the BDC will be subject to a 4% nondeductible federal excise tax on undistributed income unless the BDC distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary net income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the BDC that is subject to corporate income tax is considered to have been distributed.

New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

(3) RELATED PARTY TRANSACTIONS

Expense Support and Conditional Reimbursement Agreement

On May 20, 2024, the Company entered into an Amended and Restated Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, effective as of February 13, 2024 and pursuant to which the Adviser is able to elect to pay certain expenses of the Company on the Company’s behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay shareholders servicing and/or distribution fees of the Company. Any Expense Payment that the Adviser committed to pay is to be paid by the Adviser to the Company in any combination of cash or other immediately available funds and/or offset against amounts due from the Company to the Adviser or its affiliates no later than forty-five (45) days after such obligation was incurred.

Pursuant to the Expense Support Agreement, following any calendar month in which Available Operating Funds (as defined below) exceeds the cumulative distributions accrued to the shareholders based on distributions declared with respect to record dates occurring in such calendar month (the “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company to the Adviser are referred to herein as a “Reimbursement Payment”. Available Operating Funds means the sum of (i) the Company’s net investment taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2024
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The Company may be obligated to make Reimbursement Payments to the Adviser in accordance with the Expense Support Agreement for $1,636 as of September 30, 2024. The Company does not consider the Reimbursement Payment to be probable and estimable as described in ASC 450 “Contingencies”.

Due to / Due From Adviser

From time to time, the Adviser may pay certain expenses or fees on behalf of the Company. These expenses will be paid by the Company at a future date. As of September 30, 2024, the Company had $700 of expenses which are owed to the Adviser, and are included in Due to Adviser on the Consolidated Statement of Assets and Liabilities. In accordance with the Expense Support Agreement, the Adviser has elected to pay the Company for certain expenses incurred during the period from February 23, 2024 (commencement of operations) to September 30, 2024. The Adviser has elected to pay $1,636 in expenses for the period from February 23, 2024 (commencement of operations) to September 30, 2024, of which $426 remains receivable from the Adviser as of September 30, 2024.

Management fee

Prior to the Company’s election to be regulated as a BDC, the Company did not pay management fees. During the period ended September 30, 2024, the Company incurred no management fees. Following the BDC Election Date, the Company has begun to accrue management fees. The management fee is payable monthly in arrears at an annual rate of 1.00% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month, adjusted for any share issuances or repurchases during the applicable month. For purposes of the Advisory Agreement, net assets mean the Company’s total assets less liabilities determined on a consolidated basis in accordance with accounting principles generally accepted in the United States (“GAAP”).

Incentive Fees

Prior to the Company’s election to be regulated as a BDC, the Company did not pay incentive fees. During the period ended September 30, 2024, the Company incurred no incentive fees. Following the BDC Election Date, the Company has begun to accrue incentive fees.

The incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Incentive Fee Based on Income

The portion based on our income is based on Pre-Incentive Fee Net Investment Income Returns attributable to our common shares. “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Advisory Agreement and an Administration Agreement with our Administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred stock, but excluding the Incentive Fee and shareholder servicing and/or distribution fees, if any). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses, or unrealized gain/(loss).

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediate preceding quarter, adjusted for any Share issuances or repurchases during the applicable quarter in which the Incentive Fee is calculated, is compared to a “hurdle rate” of return of 1.50% per quarter (6.00% annualized).

We will pay the Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

●	No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.50% per quarter (6.00% annualized);

●	100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.71% (6.84% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.71%) as the “catch-up.” The “catch-up” is meant to provide the Adviser
16

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2024
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.71% in any calendar quarter; and

●	12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.71% (6.84% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

These calculations are pro-rated for any period of less than three (3) months and adjusted for any share issuances or repurchases during the relevant quarter.

Incentive Fee Based on Capital Gains

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals:

●	12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fee on capital gains as calculated in accordance with GAAP.

Administration Fees

From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services. Unless such expenses are specifically assumed by the Adviser, Administrator or their affiliates under the Advisory Agreement or Administration Agreement, as applicable, the Company will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on the Company’s behalf. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses.

The Company will pay the Administrator a fee payable monthly in arrears at an annual rate of 0.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month, adjusted for any share issuances or repurchases during the applicable month.

Prior to the Company’s election to be regulated as a BDC, the Company did not pay administration fees. During the period ended September 30, 2024, the Company incurred no administration fees. Following the BDC Election Date, the Company has begun to accrue administration fees.

(4) INVESTMENTS

Fair Value Measurement and Disclosures

The following table shows the composition of the Company’s investment portfolio as of September 30, 2024, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$312,639	$313,562	$—	$—	$313,562
Total Investments at Fair Value	$312,639	$313,562	$—	$—	$313,562
17

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2024

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table presents changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value for the period from February 23, 2024 (commencement of operations) to September 30, 2024:

For the period from February 23, 2024 (commencement of operations) to September 30, 2024
First Lien Secured Debt
Fair value as of February 23, 2024	$-
Purchases	384,230
Sales and repayments	(72,223)
Net (amortization) accretion on investments	395
Net realized gains (losses)	237
Net change in unrealized gains (losses)	923
Transfers out of Level 3(1)	-
Transfers into Level 3(1)	-
Fair value as of September 30, 2024	$313,562
Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2024	$923

(1) For the period from February 23, 2024 (commencement of operations) to September 30, 2024, there were no transfers out of/into Level 3.

The following table presents changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2024:

Three Months Ended September 30, 2024
First Lien Secured Debt
Fair value as of June 30, 2024	$228,062
Purchases	151,534
Sales and repayments	(66,718)
Net (amortization) accretion on investments	348
Net realized gains (losses)	237
Net change in unrealized gains (losses)	99
Transfers out of Level 3(1)	-
Transfers into Level 3(1)	-
Fair value as of September 30, 2024	$313,562
Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2024	$99

(1) For the three months ended September 30, 2024, there were no transfers out of/into Level 3.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2024

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table summarizes the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of September 30, 2024. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2024, were as follows:

Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average (1)
First Lien Secured Debt	$173,548	Income Approach	Discount Rate	6.48% - 9.75%	8.42%
	140,014	Market Approach	Transaction Price	n/a	n/a
Total Level 3 Investments	$313,562

(1) Weighted averages are calculated based on fair value of investments.

The significant unobservable input used in yield analysis is the discount rate based on comparable market yields. Significant increases/decreases in discount rates in isolation would result in a significantly lower/higher fair value measurement. The significant unobservable input used in the market approach is the transaction price to acquire the position. There has been no change to the valuation based on the underlying assumptions used at the closing of such transaction. There has been no change to the valuation based on the underlying assumptions used at the closing of such transaction. The significant unobservable inputs used in the income approach are the comparative yield or discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows, which include both future principal and interest payments expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value.

Joint Venture

On April 23, 2024, the Company entered into a joint venture with Stifel Bank & Trust (the “JV partner”). The joint venture is called SBLA Private Credit LLC (the “SBLA JV”).

The Company and the JV partner have $200 million and $28.57 million, respectively, in total commitments to SBLA JV, with targeted member ownership interests of approximately 87.5% and 12.5%, respectively. The Company and the JV partner have equal voting rights with respect to the SBLA JV and the SBLA JV’s general partner. The SBLA JV will not be consolidated in the Company’s consolidated financial statements. As of September 30, 2024, the Company had $200 million of commitments to the SBLA JV, all of which are unfunded. SBLA JV held no investments as of September 30, 2024.

(5) DEBT

On August 7, 2024, the Company entered into an amendment (the “Amendment”) to an existing Revolving Credit Agreement (the “Credit Facility”) dated February 20, 2024, by and between the Company, as borrower, and Bank of America, as lender. The amendment, among other things, (i) reduced the applicable margin for advances to 2.35% per annum, (ii) increased the available borrowing capacity of the facility to $300 million, and (iii) extended the maturity date of the credit facility to May 14, 2025.

In connection with the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition, the Company shall not incur aggregate indebtedness in an amount (a) in excess of that permitted under the constituent documents and (b) in excess of $5 billion. The Credit Facility contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, lender may terminate the commitments and declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable. As of September 30, 2024, the Company was in compliance with all covenants and other requirements of the Credit Facility.

For the three months ended September 30, 2024 and the period from February 23, 2024 (commencement of operations) to September 30, 2024, deferred financing costs of $445 and $1,145, respectively, relating to the Credit Facility have been capitalized and $261 and $516, respectively, have been amortized.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2024

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The Company’s outstanding debt obligations were as follows:

	Aggregate Borrowing Capacity	Outstanding Principal	Less Unamortized Deferred Financing Cost	Carrying Value per Consolidated Statement of Assets and Liabilities
Credit Facility	$ 300,000	$ 190,212	$ 629	$ 189,583

The components of interest expense were as follows:

	Three Months Ended September 30, 2024	For the period from February 23, 2024 (commencement of operations) to September 30, 2024
Borrowing interest expense	$3,229	$5,835
Facility unused fee	70	207
Amortization of deferred financing costs	261	516
Total	$3,560	$6,558

The following table summarizes the average debt outstanding and the weighted average interest cost:

	Three Months Ended September 30, 2024	For the period from February 23, 2024 (commencement of operations) to September 30, 2024
Combined weighted average interest rate (1)	7.71%	7.72%
Combined weighted average debt outstanding	$170,263	$124,626

(1) Excludes unused fees, amortization of financing costs.

(6) COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise, and accordingly, the Company has not accrued any liability in connection with such indemnifications.

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2024, the Company had $122,494 of unfunded commitments to fund delayed draw and revolving senior secured loans.

(7) SHAREHOLDERS’ CAPITAL

As of September 30, 2024, total capital commitments to the Company were $1,030 million, all of which are committed by related parties of the Company. As of September 30, 2024, there were unfunded capital commitments of $902.99 million.

For the period from February 23, 2024 (commencement of operations) to September 30, 2024, total proceeds from capital contributions/shares sold were as follows:

Date	Proceeds Received
February 23, 2024	$17,000
March 4, 2024	(1,968)
March 25, 2024	10,610
May 21, 2024	46,200
June 27, 2024	8,158
August 16, 2024	17,886
August 29, 2024	15,375
September 27, 2024	13,750
Total	$127,011
20

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2024

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Effective September 30, 2024, all proceeds received from capital contributions for the period from February 23, 2024 (commencement of operations) to September 30, 2024 were converted into Common Shares, formalizing the unitization of Lord Abbett Private Credit Fund. On this date, 5,080,444 shares were issued and outstanding at a par value of $0.01. After the BDC Election Date, shares will be issued at the NAV per share as of that date.

The following table summarizes the Company’s distributions declared and payable for the period from February 23, 2024 (commencement of operations) to September 30, 2024:

Date Declared	Record Date	Payment Date	Total Amount
June 30, 2024	June 30, 2024	July 24, 2024	$1,935
September 30, 2024	September 30, 2024	September 30, 2024	3,574
Total Distributions			$5,509

The following table shows the components of distributable earnings/(loss) as shown on the Consolidated Statement of Assets and Liabilities:

	Three Months Ended September 30, 2024	For the period from February 23, 2024 (commencement of operations) to September 30, 2024
Total distributable earnings/(loss), beginning of period	$824	$-
Net investment income (loss)	3,696	5,631
Net realized gain/(loss)	237	237
Net unrealized gain/(loss)	99	923
Distributions declared	(3,574)	(5,509)
Total distributable earnings/(loss), end of period	$1,282	$1,282

(8) CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights for the period from February 23, 2024 (commencement of operations) to September 30, 2024:

For the period from February 23, 2024 (commencement of operations) to September 30, 2024
Per Share Data(1):
Net asset value, end of period	$25.25
Shares outstanding at end of period	5,080,444

Total return based on net asset value (2)	8.60%
Ratio/Supplemental Data:
Net assets at end of period	$128,293
Ratio of expenses before waivers to average net asset value(3)	20.63%
Ratio of net expenses to average net asset value(3)	17.02%
Ratio of net investment income to average net asset value(3)	14.99%
Portfolio Turnover	38%

(1) Prior to September 30, 2024, the Company was not unitized, and therefore no per share roll forward is disclosed.

(2) Total returns of less than 1 year are not annualized.

(3) Annualized for the period from February 23, 2024 (commencement of operations) to September 30, 2024. Organization costs and expense reimbursement are not annualized.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2024

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(9) SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

On the BDC Election Date, Lord Abbett Private Credit Fund elected to be regulated as a BDC under the 1940 Act.

On October 29, 2024, the Company entered into a revolving credit facility (the “Revolving Credit Facility”) pursuant to a Senior Secured Credit Agreement (the “Credit Agreement”), by and among the Company, as borrower, Sumitomo Mitsui Banking Corporation (“SMBC”), as administrative agent (in such capacity, the “Administrative Agent”), each of the lenders and issuing banks party thereto, SMBC, as a joint lead arranger, as a joint book runner and as a syndication agent, and BofA Securities, Inc., as a joint lead arranger, as a joint book runner and as a syndication agent. The Revolving Credit Facility provides for, among other things, borrowings in U.S. dollars or certain other permitted currencies in an initial aggregate amount of up to $300 million, subject to availability under the borrowing base, with an option for the Company to elect at one or more times, subject to certain conditions, to increase the maximum committed amount up to $500 million.

The revolving period during which the Company is permitted to borrow, repay and re-borrow advances will terminate on October 27, 2028 (the “Commitment Termination Date”). Any amounts borrowed under the Revolving Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on October 29, 2029 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the Revolving Credit Facility accrue interest at a rate per annum equal to the relevant rate plus an applicable margin of (a) with respect to any ABR Loan, (i) 0.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 0.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount; (b) with respect to any Term Benchmark Loan, (i) 1.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 1.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount, and (c) with respect to any RFR Loans, (i) 1.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 1.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount. In addition, the Company will pay a non-usage fee of 0.375% on the average daily unused amount of the revolving commitments under the Revolving Credit Facility. Capitalized terms are as defined in the Credit Agreement.

On October 30, 2024, an investor in the Company reduced their capital commitment by $219.25 million. Total capital commitments to the Company subsequent to the reduction are $810.75 million.

The Company received $16 million of net proceeds from the issuance of Common Shares for subscriptions effective October 3, 2024.

The Company received $28.25 million of net proceeds from the issuance of Common Shares for subscriptions effective October 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Except as otherwise specified, references to “we,” “us,” “our,” or the “Company” refer to Lord Abbett Private Credit Fund.

OVERVIEW

We were formed on November 27, 2023, as a Delaware limited partnership named Lord Abbett Private Credit Fund 1, LP. On August 30, 2024, we converted to a Delaware statutory trust and were renamed Lord Abbett Private Credit Fund. We are a non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We are externally managed by the Adviser, which manages our day-to-day operations and provides us with investment advisory services pursuant to the terms of the Advisory Agreement. The Adviser is registered as an investment adviser with the SEC. We have also elected to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code.

The Adviser oversees (subject to the oversight of the Board, a majority of whom are Independent Trustees) the management of our operations and is responsible for making investment decisions with respect to our portfolio pursuant to the terms of the Advisory Agreement. Under the Advisory Agreement, we have agreed to pay the Adviser an annual management fee as well as an incentive fee based on our investment performance. Also, under the Administration Agreement, we have agreed to pay Lord, Abbett & Co. LLC (the “Administrator”) an administration fee on a monthly basis.

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation, by primarily focusing on directly originated, senior secured loans to U.S. middle market companies.

As a BDC, we may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. “Qualifying assets” are generally privately offered securities issued by U.S. private companies or thinly traded public companies. We may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments, such as investments in non-U.S. companies, joint ventures or other interests that are non-qualifying. The Adviser directly originates credit opportunities from a large universe of Sponsors, strategic sourcing relationships, intermediaries and other direct lenders, as well as internal Lord Abbett resources.

We generally intend to distribute substantially all of our available earnings annually by paying distributions on a quarterly basis, as determined by our Board, in its discretion.

KEY COMPONENTS OF OUR RESULTS OF OPERATIONS

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt available to middle-market companies, the general economic environment and the competitive environment for the type of investments we make.

Revenue

We plan to generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We will bear the following costs and expenses of our operations, administration and transactions, including, but not limited to (1) investment advisory fees, including the Base Management Fee and Incentive Fee, to the Adviser, pursuant to the Advisory Agreement; (2) Administration fee (“Administration Fee”) to the Administrator, pursuant to the Administration Agreement; and (3) other expenses of the Company’s operations and transactions listed in “Item 1. Business – Expenses” in our Form 10 filing.

From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services. We will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on our behalf that are Fund expenses. From time to time, the Adviser and the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders.

The Company has entered into an Expense Support Agreement with the Adviser. For additional information, see “Note 3 - Related Party Transactions”.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio is presented below:

	September 30, 2024
	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Secured Debt	$312,639	$313,562	100.0%
Total	$312,639	$313,562	100.0%

Our debt portfolio displayed the following characteristics of each of our investments:

September 30, 2024
Number of portfolio companies	15
Percentage of performing debt bearing a floating rate, at fair value	100.0%
Percentage of performing debt bearing a fixed rate, at fair value	0.0%
Percentage of our total portfolio on non-accrual, at cost	0.0%

Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

For the Three Months Ended September 30, 2024
Investment Activity
Investments, at cost
Investments, beginning of period	$227,238
New investments purchased	151,534
Investments sold or repaid	(66,718)
Net accretion of discount on investments	348
Net realized gain (loss) on investments	237
Investments, end of period	$312,639

Principal Balance
First Lien debt investments total	$315,699
Portfolio Companies
Number of Portfolio Companies at period end	15
Number of new investment commitments in portfolio companies	5
Number of investment commitments exited or fully repaid	2
24

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the Three Months Ended September 30, 2024	For the period from February 23, 2024 (commencement of operations) to September 30, 2024
Total investment income	$7,274	$12,022
Less: Net expenses	3,578	6,391
Net investment income before taxes	3,696	5,631
Net investment income after taxes	3,696	5,631
Net change in unrealized appreciation (depreciation)	99	923
Net realized gain (loss)	237	237
Net increase (decrease) in net assets resulting from operations	$4,032	$6,791

Investment Income

Investment income was as follows:

	For the Three Months Ended September 30, 2024	For the period from February 23, 2024 (commencement of operations) to September 30, 2024
Investment income:
Interest income	$7,035	$11,659
Fee income	239	363
Total Investment Income	$7,274	$12,022

In the table above, total investment income was $12.0 million for the period from February 23, 2024 (commencement of operations) to September 30, 2024 and $7.2 million for the three months ended September 30, 2024.

Expenses

Expenses were as follows:

	For the Three Months Ended September 30, 2024	For the period from February 23, 2024 (commencement of operations) to September 30, 2024
Expenses:
Interest expenses	$3,560	$6,558
Organizational costs	71	705
Professional fees	429	596
Other general & administrative	59	137
Amortization of offering costs	31	31
Total expenses	$4,150	$8,027
Expense reimbursement	(572)	(1,636)
Net expenses	$3,578	$6,391

Interest and Other Financing Expenses

Interest expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, were $3,560 and $6,558 for the three months ended September 30, 2024 and for the period from February 23, 2024 (commencement of operations) to September 30, 2024, respectively. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three months ended September 30, 2024 and for the period from February 23, 2024 (commencement of operations) to September 30, 2024 were 7.71% and 7.72%, respectively.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

Net realized gain (loss) and unrealized gain (loss) on investments were as follows:

	For the Three Months Ended September 30, 2024	For the period from February 23, 2024 (commencement of operations) to September 30, 2024
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$237	$237
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	99	923
Net realized and unrealized gain (loss)	$336	$1,160

For the three months ended September 30, 2024 and for the period from February 23, 2024 (commencement of operations) to September 30, 2024, net realized gains on our investments was $237 and $237, which was primarily due to an unscheduled principal repayment at par on one of our portfolio companies.

For the three months ended September 30, 2024 and for the period from February 23, 2024 (commencement of operations) to September 30, 2024, net change in unrealized appreciation on our investments was $99 and $923, which was primarily the result of the changes in spreads in the primary and secondary markets.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash from the net proceeds of offerings of our common shares, net borrowings from our credit facilities and unsecured debt, and cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of any closing of our continuous private offering of our common shares.

Our primary use of cash is investments in portfolio companies, payments of our expenses, funding repurchases under our share repurchase program and payment of cash distributions to our shareholders. Details of our credit facilities are described in “Note 5—Debt” to the consolidated financial statements. We may also, from time to time, enter into new credit facilities, increase the size of existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

Unregistered Sales of Equity Securities

For the period from February 23, 2024 (commencement of operations) to September 30, 2024, total proceeds from capital contributions/shares sold were as follows:

Date	Proceeds Received
February 23, 2024	$17,000
March 4, 2024	(1,968)
March 25, 2024	10,610
May 21, 2024	46,200
June 27, 2024	8,158
August 16, 2024	17,886
August 29, 2024	15,375
September 27, 2024	13,750
Total	$127,011

The following table summarizes the Company’s distributions declared and payable for the period from February 23, 2024 (commencement of operations) to September 30, 2024:

Date Declared	Record Date	Payment Date	Total Amount
June 30, 2024	June 30, 2024	July 24, 2024	$1,935
September 30, 2024	September 30, 2024	September 30, 2024	3,574
Total Distributions			$5,509

Debt

Our outstanding debt obligations were as follows:

	September 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion
Credit Facility	$300,000	$190,212	$109,788
Total	$300,000	$190,212	$109,788

For further details, see “Note 5 -Debt” to our consolidated financial statements included in this Report.

RECENT DEVELOPMENTS

Refer to “Note 9 - Subsequent Events”.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion of our expected operating plans is based upon our expected financial statements, which will be prepared in accordance with U.S. GAAP. The preparation of these financial statements will require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we will describe our critical accounting policies in the notes to our future financial statements.

The Company is required to report its investments for which current market values are not readily available at fair value. The Company values its investments in accordance with Rule 2a-5 under the 1940 Act and ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. See “Item 1. Business – Determination of Net Asset Value” in our Form 10 for more information on how we value our investments.

RELATED PARTY TRANSACTIONS

See “Note 3 - Related Party Transactions” to the consolidated financial statements for information on the Company’s related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including portfolio valuation risk, market risk and risk related to interest rates.

Portfolio Valuation Risk

The Adviser, subject to the oversight of the Board, will determine the valuation of the Company’s investments. It is expected that most of the Company’s investments will not have readily available market quotations, which will require the Adviser to estimate, in accordance with the Adviser’s valuation policies, the fair value of such investments on the valuation date. Fair value pricing is based on subjective judgments, and it is possible that the fair value of a security may differ materially from the value that would be realized if the security were sold. Absent bad faith or manifest error, valuation determinations of the Adviser will be conclusive and binding on the Company investors.

In addition, the Adviser may have an interest in determining higher valuations in order to be able to present better performance to prospective investors. In certain cases, the Company may hold an investment in an issuer experiencing distress or going through bankruptcy. In such a situation, the Adviser may continue to place a favorable valuation on such investment due to the Adviser’s determination that the investment is sufficiently secured despite the distressed state or bankruptcy of the issuer. However, no assurances can be given that this assumption is justified or that such valuations will be accurate in the long term. In addition, an investment in a portfolio company may not be permanently written-off or permanently written down despite its distressed state or covenant breach until such portfolio company experiences a material corporate event (e.g., bankruptcy or partial sale) which establishes an objective basis for such revised valuation. In these circumstances, the Adviser has an interest in delaying any such write-offs or write-downs to maintain a higher management fee base and thus, management fees paid to the Adviser.

In addition, the Company may rely on third-party valuation services to verify the value of certain investments. An investment may not have a readily ascertainable market value and accordingly, could potentially make it difficult to determine a fair value of an investment and may yield an inaccurate valuation. Further, because of the Adviser’s knowledge of the investment, the valuation services may defer to the Adviser’s valuation even where such valuation may not be accurate or the determination thereof involved a conflict of interest. Additionally, the Company may also choose to discontinue the use of any third-party valuation services at any time, which could create a conflict of interest and impair the third-party valuation service’s independence. An inaccurate valuation of an investment could have a substantial impact on the Company.

Market Risk

The success of the Company’s activities will be affected by general economic and market conditions, such as interest rates, inflation rates, industry conditions, competition, technological developments, tax laws, availability of credit, economic uncertainty, changes in laws (including laws relating to taxation of the Company’s investments), trade barriers, currency exchange controls, and national and international political circumstances (including wars, terrorist acts or security operations). These factors may affect, among other things, the level and volatility of securities’ prices, the liquidity of the Company’s investments and the availability of certain securities and investments. Volatility or illiquidity could impair the Company’s profitability or result in losses. The Company may maintain substantial trading positions that can be materially adversely affected by the level of volatility in the financial markets—the larger the positions, the greater the potential for loss. Global markets have recently experienced unprecedented volatility and losses. The effects thereof are continuing and there can be no assurance that the Company will not be materially adversely affected. Furthermore, none of these conditions is within the control of the Adviser. See “Part I, Item 1A. Risk Factors—Adverse Developments in the Debt Capital Markets” of our Form 10.

Risk Related to Interest Rates

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the ability of the Company to control or to forecast. Debt securities have varying levels of sensitivity to changes in interest rates. When the Company chooses to borrow money to make investments, the Company’s net investment income will depend, in part, upon the difference between the rate at which the Company borrows funds and the rate at which the Company invest those funds. As a result, the Company can offer no assurance that a significant change in market interest rates would not have a material adverse effect on its net investment income in the event the Company uses debt to finance its investments. In periods of rising interest rates, the Company’s cost of funds would increase, which could reduce its net investment income. The Company may use interest rate risk management techniques in an effort to limit its exposure to interest rate fluctuations. In addition, a rise in the general level of interest rates typically leads to higher interest rates applicable to the Company’s debt investments.

As of September 30, 2024, approximately 100.0% of our debt investments were at floating rates. Based on our Consolidated Statement of Financial Condition as of September 30, 2024, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of September 30, 2024):

	Interest Income	Interest Expense	Net Income
Up 100 basis points	$3,163	$1,902	$1,261
Up 50 basis points	$1,581	$951	$630
Down 50 basis points	-$1,581	-$951	-$630
Down 100 basis points	-$3,163	-$1,902	-$1,261
Down 200 basis points	-$6,325	-$3,804	-$2,521

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

The Company, the Adviser, and the Administrator may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Each of the Company, the Adviser, and the Administrator is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company.

See also “Note 1 - Organization” of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed under Item 1A of our Form 10, which could materially affect our business, financial condition and/or operating results. The risks disclosed in the Form 10 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

Refer to “Note 7 - Shareholders’ Capital” in this Report, and our Form 10 filed on October 4, 2024, for the issuance of our common shares for the period ended September 30, 2024. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Item 3: Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits and Financial Statement Schedules

(a) Exhibits

The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description

3.1*	Certificate of Trust

3.2*	Amended and Restated Declaration of Trust

3.3*	Bylaws
30

10.1*	Form of Subscription Agreement for Immediate Fundings

10.2*	Investment Advisory Agreement

10.3*	Administrative Services Agreement

10.4*	Expense Support and Conditional Reimbursement Agreement

10.5*	Amended and Restated Custody Agreement

10.6*	Transfer Agency and Service Agreement

10.7*	Supplement to Transfer Agency and Service Agreement

10.8*	Credit Facility Agreement

10.9*	Dividend Reinvestment Plan

10.10*	Placement Agency Agreement

10.11*	Form of Selling Dealer Agreement

31.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1***	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56673) filed on October 4, 2024.

**	Filed herewith.

***	Furnished herewith.
31

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lord Abbett Private Credit Fund

Date: November 18, 2024	/s/Stephan Kuppenheimer
Stephan Kuppenheimer
Chief Executive Officer (Principal Executive Officer)

Date: November 18, 2024	/s/Salvatore Dona
Salvatore Dona
Chief Financial Officer and Treasurer (Principal Financial Officer)
32