Form 10-Q
period 2025-03-31
Lord Abbett Private Credit Fund
filed 2025-05-14
CIK 2008748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 14, 2025, the registrant had 11,217,607 shares of common stock, $0.01 par value per share, outstanding.

1

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

Lord Abbett Private Credit Fund
Consolidated Statements of Assets and Liabilities (Unaudited)
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

	March 31, 2025	December 31, 2024
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost $556,537, $438,194, respectively)	$557,966	$439,367
Controlled/affiliated investments (cost $33,224, $33,224, respectively)	33,308	33,221
Total investments at fair value (cost of $589,761, $471,418, respectively)	$591,274	$472,588
Cash and cash equivalents	95,324	113,767
Interest receivable from non-controlled/non-affiliated investments	4,158	4,508
Dividend receivable from controlled/affiliated investments	1,189	278
Due from affiliate	196	683
Receivable for investments sold	453	81
Deferred offering costs	31	62
Other assets	5	5
Total assets	$692,630	$591,972

LIABILITIES
Debt (net of deferred financing costs of $4,037, $3,652, respectively) (Note 5)	$414,463	$382,230
Interest payable	3,513	3,806
Income incentive fees payable	979	713
Due to affiliate	—	1,197
Professional fees payable	519	313
Management fees payable	226	—
Administration fees payable	109	78
Capital gains incentive fees payable	79	36
Accrued expenses and other liabilities	12	60
Distribution payable	2,569	—
Total liabilities	$422,469	$388,433
Total net assets	$270,161	$203,539
Commitments and contingencies (Note 6)
NET ASSETS
Common shares, $0.01 par value (10,703,394 and 8,071,106 shares issued and outstanding, respectively, unlimited number of authorized shares)	$107	$81
Paid in capital in excess of par value	268,672	202,288
Total distributable earnings /(accumulated loss)	1,382	1,170
Total net assets	$270,161	$203,539
Total liabilities and net assets	$692,630	$591,972
Net asset value per share	$25.24	$25.22

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund
Consolidated Statements of Operations (Unaudited)
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the three months ended March 31, 2025	For the period from February 23, 2024 (commencement of operations) to March 31, 2024
Investment income
Non-controlled/non-affiliated investments:
Interest income	$12,917	$421
Fee income	597	4
Controlled/affiliated investments:
Dividend income	911	$—
Total investment income	$14,425	$425

Expenses
Interest expense	$5,842	$414
Income incentive fees	979	—
Professional fees	421	75
Management fees	602	—
Other general & administrative	71	12
Administration fees	150	—
Amortization of offering costs	31	—
Capital gains incentive fees	44	$—
Total expenses	$8,140	$501
Expense reimbursement (Note 3)	$(353)	$(232)
Management fees waived	(170)	$—
Net expenses	$7,617	$269
Net investment income (loss)	$6,808	$156

Net realized gain/(loss) and change in unrealized appreciation (depreciation):
Net realized gain/(loss):
Non-controlled/non-affiliated investments	$12	$—
Net realized gain/(loss)	$12	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$256	$—
Controlled/affiliated investments	$87	$—
Net change in unrealized appreciation (depreciation)	$343	$—
Net realized gain/(loss) and change in unrealized appreciation (depreciation)	$355	$—
Net increase (decrease) in net assets resulting from operations	$7,163	$156

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund
Consolidated Statements of Changes in Net Assets (Unaudited)
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the three months ended March 31, 2025	For the period from February 23, 2024 (commencement of operations) to March 31, 2024
Net increase (decrease) in net assets resulting from operations
Net investment income (loss)	$6,808	$156
Net realized gain/(loss)	12	—
Net change in unrealized appreciation (depreciation)	343	—
Net increase (decrease) in net assets resulting from operations	$7,163	$156

Distributions to common shareholders from:
Income distributions	$(6,951)	$(156)
Net decrease in net assets resulting from distributions	$(6,951)	$(156)

Capital share transactions
Proceeds from capital contributions/shares sold	$66,410	$25,642
Return of capital contributions	—	—
Net increase (decrease) from capital share transactions	$66,410	$25,642
Total increase (decrease) in net assets	66,622	25,642
Net assets, beginning of period	$203,539	$—
Net assets, end of period	$270,161	$25,642

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund
Consolidated Statements of Cash Flows (Unaudited)
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the three months ended March 31, 2025	For the period from February 23, 2024 (commencement of operations) to March 31, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	7,163	156
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain)/loss	(12)	-
Net change in unrealized (appreciation)/depreciation	(343)	-
Purchases of investments	(151,409)	(76,895)
Proceeds from principal repayments	33,754	-
Net amortization (accretion) on investments	(676)	(6)
Amortization of deferred financing costs	515	(622)
Amortization of deferred offerring costs	31	-
Changes in operating assets and liabilities:	-	-
Interest receivable from non-controlled/non-affiliated investments	350	(399)
Dividend receivable from controlled/affiliated investments	(911)	-
Due from Advisor	487	(232)
Receivable for investments sold	(372)	-
Other assets	-	-
Interest payable	(292)	286
Due to affiliate	(1,197)	700
Investment purchases payable	-	31,829
Management fees payable	226	-
Administration fees payable	30	-
Income incentive fees payable	266	-
Capital gains incentive fees payable	43	-
Professional fees payable	207	75
Accrued expenses and other liabilities	(48)	12
Net cash provided by (used in) operating activities	(112,188)	(45,096)

Cash flows from financing activities:
Borrowings of debt	286,618	51,587
Repayments of debt	(254,000)	-
Proceeds from capital contributions/shares sold	66,410	25,642
Return of capital contributions	-	-
Income distributions to common shareholders, net of distributions payable	(4,383)	-
Deferred financing costs paid	(900)	-
Net cash provided by (used in) financing activities	93,745	77,229
Net increase (decrease) in cash and cash equivalents	(18,443)	32,133
Cash and cash equivalents, beginning of period	113,767	-
Cash and cash equivalents, end of period	95,324	32,133

Supplemental cash flow information
Interest paid during the period	5,620	-

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments (Unaudited)
March 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Secured Debt— non-controlled/non-affiliated(4) (6)
Aerospace & Defense
Applied Aerospace Structures Corp.	3M S + 4.75%	9.05%	11/29/2030	$39,864	$39,496	$39,615	14.66%
Applied Aerospace Structures Corp. (Delayed Draw)(8)	3M S + 4.75%	N/A	11/29/2030	—	(74)	(100)	(0.04)
Applied Aerospace Structures Corp. (Revolver)(8)	3M S + 4.75%	9.05%	11/29/2030	801	742	761	0.28
Electro Methods	3M S + 4.75%	9.08%	2/23/2032	29,544	29,107	29,107	10.77
Electro Methods (Revolver)(8)	3M S + 4.75%	N/A	2/23/2032	—	(105)	(105)	(0.04)
					69,166	69,278	25.63
Air Freight & Logistics
RJW Logistics Group, Inc	3M S + 5.25%	9.55%	11/26/2031	34,633	34,295	34,373	12.72
RJW Logistics Group, Inc (Delayed Draw)(8)	3M S + 5.25%	N/A	11/1/2031	—	(16)	(26)	(0.01)
					34,279	34,347	12.71
Commercial Services & Supplies
Ambient Enterprises Holdco, LLC	3M S + 5.75%	10.05%	12/27/2031	6,997	6,929	6,929	2.56
Ambient Enterprises Holdco, LLC (Delayed Draw)(8)	3M S + 5.75%	N/A	6/30/2030	—	(2)	(2)	—
JFL-Atomic AcquisitionCo, Inc.	3M S + 4.75%	9.07%	2/20/2031	46,351	45,666	45,666	16.93
JFL-Atomic AcquisitionCo, Inc. (Delayed Draw)(8)	3M S + 4.75%	9.05%	2/20/2031	727	573	573	0.21
JFL-Atomic AcquisitionCo, Inc. (Revolver)(8)	3M S + 4.75%	N/A	2/20/2031	—	(92)	(92)	(0.03)
Meridian Waste Acquisitions, LLC	3M S + 3.75%	8.04%	8/30/2029	8,986	8,967	8,942	3.31
Meridian Waste Acquisitions, LLC (Delayed Draw)(8)	3M S + 3.75%	8.04%	8/30/2029	1,273	1,273	1,254	0.46
Meridian Waste Acquisitions, LLC (Revolver)(8)	3M S + 3.25%	7.56%	8/30/2029	586	586	577	0.21
United Flow Technologies Intermediate Holdco II,LLC	3M S + 5.25%	9.55%	6/23/2031	11,940	11,777	11,880	4.40
United Flow Technologies Intermediate Holdco II,LLC (Delayed Draw)(8)	3M S + 5.25%	9.55%	6/23/2031	7,537	7,421	7,487	2.77
United Flow Technologies Intermediate Holdco II,LLC (Revolver)(8)	3M S + 5.25%	N/A	6/21/2030	—	(25)	(10)	—
					83,073	83,204	30.82
Construction and Engineering
Qualus Power Services Corp (Delayed Draw)(8)	3 M S + 1.00%	N/A	3/27/2028	—	(109)	(219)	(0.08)
					(109)	(219)	(0.08)
Containers & Packaging
Schoeneck Containers, LLC	3M S + 4.75%	9.07%	5/7/2025	9,296	9,296	9,296	3.44
Schoeneck Containers, LLC (Delayed Draw)	3M S + 4.75%	9.07%	5/7/2025	4,748	4,748	4,748	1.76
Schoeneck Containers, LLC (Revolver)(8)	3M S + 3.75%	N/A	5/7/2025	—	—	—	—
					14,044	14,044	5.20
Electrical Equipment
Spark Buyer, LLC	3M S + 5.25%	9.57%	10/15/2031	46,758	46,086	46,173	17.09
Spark Buyer, LLC (Delayed Draw)(8)	3M S + 5.25%	N/A	10/15/2031	—	(131)	(234)	(0.09)
Spark Buyer, LLC (Revolver)(8)	3M S + 5.25%	N/A	10/15/2031	—	(131)	(117)	(0.04)
					45,824	45,822	16.96
Health Care Equipment & Supplies
MGS MFG. Group, Inc.	1M S + 4.25%	8.57%	5/31/2027	3,405	3,405	3,405	1.26
MGS MFG. Group, Inc. (Delayed Draw)	1M S + 4.25%	8.57%	5/31/2027	2,772	2,772	2,772	1.03
MGS MFG. Group, Inc. (Revolver)(8)	P + 2.25%	9.75%	5/31/2027	23	23	23	0.01
					6,200	6,200	2.30

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments (Unaudited) (continued)
March 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Secured Debt— non-controlled/non-affiliated(4) (6)
Health Care Providers & Services
Continental Buyer Inc	6M S + 5.00%	9.22%	4/2/2031	$45,027	44,431	44,858	16.60%
Continental Buyer Inc (Delayed Draw)(8)	6M S + 5.00%	N/A	4/2/2031	—	—	—	—
Continental Buyer Inc (Revolver)(8)	6M S + 5.00%	N/A	4/2/2031	—	(61)	(18)	(0.01)
Endo1 Partners - California, LLC	1M S + 5.25%	9.57%	3/24/2026	4,740	4,740	4,740	1.75
Flourish Research Acquisition, LLC	3M S + 5.00%	9.30%	11/6/2031	23,131	22,803	22,900	8.48
Flourish Research Acquisition, LLC (Delayed Draw)(8)	3M S + 5.00%	9.30%	11/6/2031	4,290	4,232	4,216	1.56
Flourish Research Acquisition, LLC (Delayed Draw)(8)	3M S + 5.00%	9.30%	11/6/2031	628	614	621	0.23
Flourish Research Acquisition, LLC (Revolver)(8)	3M S + 5.00%	N/A	11/6/2031	—	(59)	(42)	(0.02)
					76,700	77,275	28.59
Insurance
Accession Risk Management Group, Inc	3M S + 4.75%	9.05%	11/1/2029	17,064	17,003	17,021	6.30
Accession Risk Management Group, Inc (Delayed Draw Term)(8)	3M S + 4.75%	9.05%	11/1/2029	1,313	1,180	1,237	0.46
Accession Risk Management Group, Inc (Revolver)(8)	3M S + 4.75%	N/A	11/1/2029	—	(23)	(13)	—
Keystone Agency Investors	3M S + 4.75%	9.04%	5/3/2027	6,927	6,862	6,862	2.54
Keystone Agency Investors (Delayed Draw)(8)	3M S + 4.75%	N/A	5/3/2027	—	(60)	(60)	(0.02)
World Insurance Associates, LLC (Delayed Draw)8)	3 M S + 1.00%	N/A	4/3/2030	—	(12)	(12)	—
World Insurance Associates, LLC (Revolver)8)	3 M S + 1.00%	N/A	4/3/2030	—	(1)	(1)	—
					24,949	25,034	9.28
IT Services
BCM One, Inc.	6M S + 4.50%	8.74%	11/17/2027	9,657	9,657	9,657	3.57
BCM One, Inc. (Delayed Draw)	6M S + 4.50%	8.74%	11/17/2027	4,750	4,750	4,750	1.76
BCM One, Inc. (Revolver)(8)	6M S + 4.50%	N/A	11/17/2027	—	—	—	—
GCOM	3M S + 7.50%	11.83%	8/21/2028	39,698	39,334	39,698	14.69
					53,741	54,105	20.02
Leisure Products
Playpower, Inc.	3M S + 5.00%	9.30%	8/28/2030	43,217	42,621	42,785	15.84
Playpower, Inc. (Revolver)(8)	3M S + 5.00%	N/A	8/28/2030	—	(89)	(66)	(0.02)
					42,532	42,719	15.82
Life Sciences Tools & Services
TransnetYX, Inc	3M S + 5.25%	9.55%	4/13/2026	14,732	14,732	14,732	5.45
TransnetYX, Inc (Revolver)(8)	3M S + 5.25%	N/A	4/13/2026	—	—	—	—
					14,732	14,732	5.45
Professional Services
ComPsych Investment Corp.	3M S + 4.75%	9.04%	7/22/2031	15,132	15,098	15,132	5.60
ComPsych Investment Corp. (Delayed Draw)(8)	3M S + 4.75%	N/A	7/22/2031	—	(9)	—	—
Vensure Employer Services Inc	3M S + 5.00%	9.30%	9/26/2031	21,381	21,285	21,274	7.87
Vensure Employer Services Inc (Delayed Draw)(8)	3M S + 5.00%	N/A	9/26/2031	—	(21)	(33)	(0.01)
					36,353	36,373	13.46
Software
Databricks, Inc.	1M S + 4.50%	8.82%	1/3/2031	20,313	20,215	20,215	7.48
Databricks, Inc. (Delayed Draw)(8)	1M S + 4.50%	N/A	1/3/2031	—	—	—	—
					20,215	20,215	7.48
Telecommunication Services
Clearwave Fiber (Revolver)(8)	3M S + 4.00%	8.30%	12/13/2029	5,961	5,818	5,843	2.16
					5,818	5,843	2.16

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments (Unaudited) (continued)
March 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Secured Debt— non-controlled/non-affiliated(4) (6)
Textiles, Apparel & Luxury Goods
Kravet Inc.	3M S + 5.25%	9.55%	11/25/2030	$29,516	29,095	29,073	10.76%
Kravet Inc. (Revolver)(8)	3M S + 5.25%	N/A	11/25/2030	—	(75)	(79)	(0.03)
					29,020	28,994	10.73
Total First Lien Secured Debt—non-controlled/non-affiliated					$556,537	$557,966	206.53%

Investments—controlled/affiliated
Investments in Joint Venture(4) (6) (10)
SBLA Private Credit LLC(5)				33,224	33,224	33,308	12.33
					33,224	33,308	12.33
Total Investments in Joint Venture					33,224	33,308	12.33
Total Investments at Fair Value(9)					$589,761	$591,274	218.86%

(1)	Unless otherwise indicated, debt investments held by the Company are denominated in USD dollars. All debt investments are income producing unless otherwise indicated.
(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), or an alternate base rate (commonly based on the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of March 31, 2025.
(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.
(5)	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any nonqualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2025, non-qualifying assets represented approximately 4.80% of the total assets of the Company.
(6)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies and Note 4 - Investments”).
(7)	Not used.
(8)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments:

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund

Consolidated Schedules of Investments (Unaudited) (continued)

March 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments	Maturity Date	Unfunded
Accession Risk Management Group, Inc (Delayed Draw)	11/1/2029	$28,809
Accession Risk Management Group, Inc (Revolver)	11/1/2029	5,250
Ambient Enterprises Holdco, LLC (Delayed Draw)	6/30/2030	427
Applied Aerospace Structures Corp. (Delayed Draw)	11/29/2030	16,026
Applied Aerospace Structures Corp. (Revolver)	11/29/2030	5,609
BCM One, Inc. (Revolver)	11/17/2027	1,530
Clearwave Fiber (Revolver)	12/13/2029	6,039
ComPsych Investment Corp. (Delayed Draw)	7/22/2031	7,778
Continental Buyer Inc (Revolver)	4/2/2031	4,777
Databricks Inc (Delayed Draw Term)	1/3/2031	4,688
Electro Methods (Revolver)	2/23/2032	7,090
Flourish Research Acquisition, LLC (Delayed Draw)	11/6/2031	3,034
Flourish Research Acquisition, LLC (Revolver)	11/6/2031	4,185
JFL-Atomic AcquisitionCo, Inc. (Delayed Draw)	2/20/2031	19,317
JFL-Atomic AcquisitionCo, Inc. (Revolver)	2/20/2031	6,264
Keystone Agency Investors (Delayed Draw)	5/3/2027	12,864
Kravet Inc. (Revolver)	11/25/2030	5,284
Meridian Waste Acquisitions, LLC (Delayed Draw)	8/30/2029	2,635
Meridian Waste Acquisitions, LLC (Revolver)	8/30/2029	1,190
MGS MFG. Group, Inc. (Revolver)	5/31/2027	1,753
Playpower, Inc. (Revolver)	8/28/2030	6,566
Qualus Power Services Corp (Delayed Draw)	3/27/2028	25,000
RJW Logistics Group, Inc (Delayed Draw)	11/1/2031	3,436
Schoeneck Containers, LLC (Revolver)	5/7/2025	3,409
Spark Buyer, LLC (Delayed Draw)	10/15/2031	18,750
Spark Buyer, LLC (Revolver)	10/15/2031	9,375
TransnetYX, Inc (Revolver)	4/13/2026	2,167
United Flow Technologies Intermediate Holdco II, LLC (Delayed Draw)	6/23/2031	2,460
United Flow Technologies Intermediate Holdco II, LLC (Revolver)	6/21/2030	2,000
Vensure Employer Services Inc (Delayed Draw)	9/29/2031	6,565
World Insurance Associates, LLC (Delayed Draw)	4/3/2030	5,000
World Insurance Associates, LLC (Revolver)	4/3/2030	250
Total		$229,527

(9)	Unless otherwise indicated, all securities are pledged as collateral to our SMBC Revolving Credit Facility (“SMBC Revolving Credit Facility”) or our ABL Credit Facility with Bank of America (“ABL Credit Facility”) as defined in “Note 5 - Debt”) As such, these securities are not available as collateral to our general creditors.
(10)	Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2025, the Company’s controlled/affiliated investments were as follows:

	Fair Value as of January 1, 2025	Gross Additions	Gross Reductions	Net Change in Unrealized appreciation/ (depreciation)	Net Realized Gain (Loss)	Fair Value as of March 31, 2025	Dividend Income
Controlled/Affiliated Investments
SBLA Private Credit LLC	$33,221	$—	$—	$87	$—	$33,308	$911
Total	$33,221	$—	$—	$87	$—	$33,308	$911

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund

Consolidated Schedules of Investments (Unaudited) (continued)

March 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following shows the composition of the Company’s portfolio at fair value by industry and geography as of March 31, 2025.

Industry	Investment Type	Fair Value	Percentage of Total Investments at Fair Value
Commercial Services & Supplies	First Lien Secured Debt	$83,204	14.07%
Health Care Providers & Services	First Lien Secured Debt	77,275	13.07
Aerospace & Defense	First Lien Secured Debt	69,278	11.72
IT Services	First Lien Secured Debt	54,105	9.15
Electrical Equipment	First Lien Secured Debt	45,822	7.75
Leisure Products	First Lien Secured Debt	42,719	7.22
Professional Services	First Lien Secured Debt	36,373	6.15
Air Freight & Logistics	First Lien Secured Debt	34,347	5.81
Investments in Joint Ventures	Joint Venture	33,308	5.63
Textiles, Apparel & Luxury Goods	First Lien Secured Debt	28,994	4.90
Insurance	First Lien Secured Debt	25,034	4.23
Software	First Lien Secured Debt	20,215	3.42
Life Science Tools & Services	First Lien Secured Debt	14,732	2.49
Containers & Packaging	First Lien Secured Debt	14,044	2.38
Health Care Equipment & Supplies	First Lien Secured Debt	6,200	1.06
Telecommunication Services	First Lien Secured Debt	5,843	0.99
Construction and Engineering	First Lien Secured Debt	(219)	(0.04)
Total		$591,274	100.00%

Geography	Fair Value	Percentage of Total Investments at Fair Value
United States	591,274	100.00%
Total	$591,274	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund

Consolidated Schedules of Investments (Unaudited) (continued)

December 31, 2024

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread (2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Secured Debt— non-controlled/non-affiliated(4) (6)
Aerospace & Defense
Applied Aerospace Structures Corp. (Term Loan)	3M S + 4.75%	9.08%	12/1/2030	$39,964	$39,577	$39,616	19.47%
Applied Aerospace Structures Corp. (Delayed Draw) (8)	3M S + 4.75%	N/A	11/29/2030	—	(77)	(139)	(0.07)
Applied Aerospace Structures Corp. (Revolver) (8)	3M S + 4.75%	N/A	11/29/2030	—	(62)	(56)	(0.03)
					39,438	39,421	19.37
Air Freight & Logistics
RJW Logistics Group, Inc (Term Loan)	3M S + 5.25%	9.58%	11/26/2031	$34,633	$34,285	$34,284	16.85
RJW Logistics Group, Inc (Delayed Draw) (8)	3M S + 5.25%	N/A	11/26/2031	—	(17)	(17)	(0.01)
					34,268	34,267	16.84
Commercial Services & Supplies
Ambient Enterprises Holdco LLC (Term Loan)	3M S + 5.75%	10.08%	12/27/2031	2,073	2,052	2052	1.01
Ambient Enterprises Holdco LLC (Delayed Draw) (8)	3M S + 5.75%	N/A	6/30/2030	—	(2)	(2)	—(11)
Meridian Waste Acquisitions, LLC (Term Loan)	3M S + 3.75%	8.40%	8/30/2029	9,043	9,023	8998	4.41
Meridian Waste Acquisitions, LLC (Delayed Draw) (8)	1M S + 3.75%	8.25%	8/30/2029	927	927	907	0.45
Meridian Waste Acquisitions, LLC (Revolver) (8)	3M S + 3.25%	7.99%	8/30/2029	275	275	266	0.13
United Flow Technologies Intermediate Holdco II, LLC (Term Loan)	3M S + 5.25%	9.58%	6/23/2031	11,970	11,800	11,866	5.83
United Flow Technologies Intermediate Holdco II, LLC (Delayed Draw) (8)	3M S + 5.25%	9.88%	6/23/2031	980	904	893	0.44
United Flow Technologies Intermediate Holdco II, LLC (Revolver) (8)	3M S + 5.25%	N/A	6/21/2030	—	(27)	(17)	(0.01)
					24,952	24,963	12.26
Construction and Engineering
Qualus Power Services Corp (Delayed Draw) (8)	3M S + 1.00%	N/A	3/27/2028	—	(118)	(118)	(0.06)
					(118)	(118)	(0.06)
Containers & Packaging
Schoeneck Containers, LLC (Term Loan)	3M S + 4.75%	9.53%	5/7/2025	9,322	9,322	9311	4.57
Schoeneck Containers, LLC (Delayed Draw)	3M S + 4.75%	9.53%	5/7/2025	4,756	4,756	4751	2.33
Schoeneck Containers, LLC (Revolver)(8)	3M P + 3.75%	11.25%	5/7/2025	597	597	592	0.30
					14,675	14,654	7.20
Electrical Equipment
Sparkstone Electrical Group (Term Loan)	3M S + 5.25%	9.77%	10/15/2031	46,875	46,187	46,187	22.70
Sparkstone Electrical Group (Delayed Draw) (8)	3M S + 5.25%	N/A	10/15/2031	—	(136)	$(136)	(0.07)
Sparkstone Electrical Group (Revolver) (8)	3M S + 5.25%	N/A	10/15/2031	—	(137)	$(137)	(0.07)
					45,914	45,914	22.56
Health Care Equipment & Supplies
MGS MFG. Group, Inc. (Term Loan)	1M S + 4.25%	8.71%	5/31/2027	3,312	3,312	3,312	1.63
MGS MFG. Group, Inc. (Delayed Draw)	1M S + 4.25%	8.71%	5/31/2027	2,794	2,794	2,794	1.37
MGS MFG. Group, Inc. (Revolver)(8)	3M S + 4.25%	N/A	5/31/2027	—	—	—	—
					6,106	6,106	3.00
Health Care Providers & Services
Continental Buyer Inc (Term Loan)	6M S + 5.25%	9.50%	4/2/2031	32,403	31,954	32,403	15.92%
Continental Buyer Inc (Delayed Draw)(8)	3M S + 5.25%	N/A	4/2/2031	—	(85)	—	—
Continental Buyer Inc (Revolver)(8)	3M S + 5.25%	9.53%	4/2/2031	—	(64)	—	—
Endo1 Partners - California, LLC	1M S + 5.25%	9.86%	3/24/2026	4,807	4,807	4,807	2.36
Flourish Research Acquisition, LLC (Term Loan)	3M S + 5.00%	9.53%	11/6/2031	15,970	15,734	15,734	7.73
Flourish Research Acquisition, LLC (Delayed Draw) (8)	3M S + 5.00%	9.44%	11/6/2031	837	773	773	0.38
Flourish Research Acquisition, LLC (Revolver) (8)	3M S + 5.00%	N/A	11/6/2031	—	(61)	(61)	(0.03)
					53,058	53,656	26.36

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund

Consolidated Schedules of Investments (Unaudited) (continued)

December 31, 2024

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread (2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Insurance
Ardonagh Midco 3 PLC (Term Loan)(5)(7)	6M S + 4.75%	9.90%	2/17/2031	29,398	28,995	29,398	14.44
RSC Acquisition, Inc. (Delayed Draw)	3M S + 4.75%	9.34%	11/1/2029	7,135	7,104	7,117	3.50
RSC Acquisition, Inc. (Delayed Draw)(8)	3M S + 4.75%	N/A	11/1/2029	—	(186)	(100)	(0.05)
RSC Acquisition, Inc. (Revolver)(8)	3M P + 3.75%	N/A	10/30/2029	—	(24)	(13)	(0.01)
					35,889	36,402	17.88
IT Services
BCM One, Inc. (Term Loan)	6M S + 4.50%	8.85%	11/17/2027	9,684	9,684	9,684	4.76
BCM One, Inc. (Delayed Draw)	1M S + 4.50%	8.96%	11/17/2027	4,762	4,762	4,762	2.34
BCM One, Inc. (Revolver)(8)	3M S + 4.50%	N/A	11/17/2027	—	—	—	—
GCOM (Term Loan)	3M S + 7.50%	12.28%	8/1/2031	39,798	39,414	39,500	19.40
					53,860	53,946	26.50
Leisure Products
Playpower, Inc. (Term Loan)	3M S + 5.25%	9.58%	8/28/2030	$43,326	$42,704	$42,732	20.99
Playpower, Inc. (Revolver)(8)	3M S + 5.25%	N/A	8/28/2030	—	(93)	(90)	(0.04)
					42,611	42,642	20.95
Life Sciences Tools & Services
TransnetYX, Inc (Term Loan)	3M S + 5.25%	9.78%	4/13/2027	16,050	16,050	16,050	7.89
TransnetYX, Inc (Revolver)(8)	3M S + 5.25%	N/A	4/13/2027	—	—	—	—
					16,050	16,050	7.89
Professional Services
ComPsych Investment Corp. (Term Loan)	3M S + 4.75%	9.38%	7/22/2031	15,170	15,134	15,132	7.44
ComPsych Investment Corp. (Delayed Draw) (8)	3M S + 4.75%	N/A	7/22/2031	—	(9)	(19)	(0.01)
Vensure Employer Services Inc (Term Loan)	3M S + 5.00%	9.33%	9/29/2031	19,888	19,793	19,792	9.72
Vensure Employer Services Inc (Delayed Draw) (8)	3M S + 5.00%	9.65%	9/29/2031	1,234	1,208	1,194	0.59
					36,126	36,099	17.74
Telecommunication Services
Clearwave Fiber (Revolver) (8)	3M S + 4.00%	8.40%	12/13/2029	6,439	6,291	6,291	3.09
					6,291	6,291	3.09
Textiles, Apparel & Luxury Goods
Kravet Inc. (Term Loan)	1M S + 5.25%	9.77%	11/25/2030	29,590	29,152	29,152	14.32
Kravet Inc. (Revolver) (8)	3M S + 5.25%	N/A	11/25/2030	—	(78)	(78)	(0.04)
					29,074	29,074	14.28
Total First Lien Secured Debt—non-controlled/non-affiliated					$438,194	$439,367	215.86%

Investments—controlled/affiliated
Investments in Joint Venture(4) (6) (10)
SBLA Private Credit LLC(5)				$33,224	$33,224	$33,221	16.32%
					33,224	33,221	16.32
Total Investments in Joint Venture					$33,224	$33,221	16.32%
Total Investments at Fair Value(9)					$471,418	$472,588	232.18%

(1)	Unless otherwise indicated, debt investments held by the Company are denominated in USD dollars. All debt investments are income producing unless otherwise indicated.

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund

Consolidated Schedules of Investments (Unaudited) (continued)

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

(9)	Unless otherwise indicated, all securities are pledged as collateral to our SMBC Revolving Credit Facility (“SMBC Revolving Credit Facility”) as defined in “Note 5 - Debt”). As such, these securities are not available as collateral to our general creditor

The following shows the composition of the Company’s portfolio at fair value by industry and geography as of December 31, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund

Consolidated Schedules of Investments (Unaudited) (continued)

December 31, 2024

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Industry	Investment Type	Fair Value	Percentage of Total Investments at Fair Value
IT Services	First Lien Secured Debt	$53,946	11.42%
Health Care Providers & Services	First Lien Secured Debt	53,656	11.35
Electrical Equipment	First Lien Secured Debt	45,914	9.72
Leisure Products	First Lien Secured Debt	42,642	9.02
Aerospace & Defense	First Lien Secured Debt	39,421	8.34
Insurance	First Lien Secured Debt	36,402	7.70
Professional Services	First Lien Secured Debt	36,099	7.64
Air Freight & Logistics	First Lien Secured Debt	34,267	7.25
Investment in Joint Venture	Joint Venture	33,221	7.03
Textiles, Apparel & Luxury Goods	First Lien Secured Debt	29,074	6.15
Commercial Services & Supplies	First Lien Secured Debt	24,963	5.28
Life Sciences Tools & Services	First Lien Secured Debt	16,050	3.40
Containers & Packaging	First Lien Secured Debt	14,654	3.10
Telecommunication Services	First Lien Secured Debt	6,291	1.33
Health Care Equipment & Supplies	First Lien Secured Debt	6,106	1.29
Construction and Engineering	First Lien Secured Debt	(118)	(0.02)
Total		$472,588	100.00%

Geography	Fair Value	Percentage of Total Investments at Fair Value
United Kingdom	$29,398	6.22%
United States	443,190	93.78
Total	$472,588	100.00%

(10)	Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2024, the Company’s controlled/affiliated investments were as follows:

	Fair Value as of February 23, 2024 (commencement of operations)	Gross Additions	Gross Reductions	Net Change in Unrealized appreciation/ (depreciation)	Net Realized Gain (Loss)	Fair Value as of December 31, 2024	Dividend Income
Controlled/Affiliated Investments
SBLA Private Credit LLC	$–	$33,224	$–	$(3)	$–	$33,221	$278
Total	$–	$33,224	$–	$(3)	$–	$33,221	$278

(11)	Amount is less than (0.01)%.

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(1) ORGANIZATION

Lord Abbett Private Credit Fund (the “Company”) is a closed-end, non-diversified management investment company organized under the laws of the State of Delaware. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on October 4, 2024 (the “BDC Election Date”). The Company has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) for U.S. federal income tax purposes as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Consolidation

As provided under Regulation S-X and ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries, Lord Abbett PCF 1 LLC and PCF Financing in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and cash equivalents are carried at cost, which approximates fair value. The cash and cash equivalents balance as of March 31, 2025 and December 31, 2024 was $95,324 and $113,767, respectively.

Investment Transactions

Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains and losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Amounts for investments derecognized or recognized but not yet settled are reported as a receivable for investments sold and a payable for investments purchased, respectively, in the Consolidated Statements of Assets and Liabilities.

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

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2025

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
19

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2025

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

Payment-in-Kind (“PIK”) Income

The Company may have loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.

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

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Non-Accrual Investments

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

Deferred Financing Costs

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

Income Taxes

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company reviews and evaluates tax positions in its major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. Based on this review, the Company has determined the major tax jurisdictions to be where the Company is organized, where the Company makes investments, and where the Company is located; however, no reserves for uncertain tax positions were recorded for the period ended December 31, 2024 and for the three months ended March 31, 2025. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no tax liability or expense, including interest and penalties, has been recorded in the consolidated financial statements. Generally, the Company’s U.S. federal, state, and local tax returns remain open for examination for a period of three to five years from when they are filed under varying statutes of limitations.

The Company has elected to be treated as a RIC under Subchapter M of the Code with its initial taxable year ended December 31, 2024. So long as the Company maintains its status as a RIC, it generally will not pay corporate U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as distributions.

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

21

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2025

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

The Adviser has taken the position that the CODM for the Company is comprised of the following three Committees: Management, Investment and Operating Committees, which are responsible for assessing performance and making decisions about resource allocation. The CODM has determined that the Company has a single operating segment based on the fact that the CODM monitors the operating results of the Company as a whole and that the Company’s long-term strategic asset allocation is pre-determined in accordance with the terms of its prospectus, based on a defined investment strategy which is executed by the Company’s portfolio managers as a team. The financial information in the form of the Company’s portfolio composition, total returns, expense ratios and changes in net assets, which are used by the CODM to assess the segment’s performance versus the Company’s comparative benchmarks and to make resource allocation decisions for the Company’s single segment, is consistent with that presented within the Company’s consolidated financial statements. Segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

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

Pursuant to an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) the Company has entered into with the Adviser, the Adviser is obligated to advance all of the Company’s Other Operating Expenses (each, a “Required Expense Payment”) to the effect that such expenses do not exceed 0.70% (on an annualized basis) of the Company’s NAV. Any Required Expense Payment must be paid by the Adviser to the Company in any combination of cash or other immediately available funds and/or offset against amounts due from the Company to the Adviser or its affiliates. “Other Operating Expenses” means the Company’s organizational and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, excluding the Company’s base management and incentive fees owed to the Adviser, financing fees and costs (other than upfront fees on the Company’s initial credit facility), brokerage commissions, placement agent fees, costs and expenses of distributing and placing the common shares, extraordinary expenses and any interest expenses owed by the Company, all as determined in accordance with U.S. GAAP.

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

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2025

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

The following table presents a cumulative summary of the expense payments and reimbursement payments as of March 31, 2025.

For the Quarter Ended	Required Expense Payments by Adviser	Required Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
March 31, 2024	$232	—	232	March 31, 2027
June 30, 2024	832	—	832	June 30, 2027
September 30, 2024	572	—	572	September 30, 2027
December 31, 2024	949	—	949	December 31, 2027
March 31, 2025	353	—	353	March 31, 2028
Total	$2,938	$—	$2,938

Due to / Due From Affiliate

From time to time, the Adviser may pay certain expenses or fees on behalf of the Company. These expenses will be paid by the Company at a future date. For the three months ended March 31, 2025, in accordance with the Expense Support Agreement, the

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Adviser has elected to pay the Company $353 for certain expenses incurred, of which $196 remains receivable from the Adviser as of March 31, 2025 and are included in Due from Affiliate on the Consolidated Statements of Assets and Liabilities.

Management fee

Prior to the BDC Election Date, the Company did not pay management fees. Following the BDC Election Date, the Company has begun to accrue management fees. The management fee is payable monthly in arrears at an annual rate of 1.00% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month, adjusted for any share issuances or repurchases during the applicable month. For purposes of the Advisory Agreement, net assets mean the Company’s total assets less liabilities determined on a consolidated basis in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). For the three months ended March 31, 2025, the Company incurred $432 in management fees net of voluntary management fees waived.

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
25

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

These calculations are pro-rated for any period of less than three (3) months and adjusted for any share issuances or repurchases during the relevant quarter.

Prior to the BDC Election Date, the Company did not pay incentive fees. Following the BDC Election Date, the Company began to accrue incentive fees. For the three months ended March 31, 2025, income based incentive fees were $979. As of March 31, 2025 and December 31, 2024, $979 and $713, respectively, of such income based incentive fees, were unpaid and are included in income incentive fees payable on the Consolidated Statements of Assets and Liabilities.

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

For the three months ended March 31, 2025, capital gains incentive fees were $44. As of March 31, 2025 and December 31, 2024, $79 and $36, respectively, of capital gains incentive fees, were unpaid and are included in capital gains incentive fees payable on the Consolidated Statements of Assets and Liabilities. For the period from February 23, 2024 (commencement of operations) to March 31, 2024, income based incentive fees were $0.

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

Prior to the Company’s election to be regulated as a BDC, the Company did not pay administration fees. During the three months ended March 31, 2025, the Company incurred $150 of administration fees.

(4) INVESTMENTS

Fair Value Measurement and Disclosures

The following table shows the composition of the Company’s investment portfolio as of March 31, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

March 31, 2025

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value(1)
First Lien Secured Debt	$556,537	$557,966	$—	$—	$557,966	$—
Investments in Joint Venture	$33,224	33,308	$—	$—	$—	$33,308
Total Investments at Fair Value	$589,761	$591,274	$—	$—	$557,966	$33,308

(1)	In accordance with ASC 820, the Company’s investment in JV is measured using the net asset value (or its equivalent) as a practical expedient for fair value and has not been classified in the fair value hierarchy.
26

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table shows the composition of the Company’s investment portfolio as of December 31, 2024, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

December 31, 2024

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value(1)
First Lien Secured Debt	$438,194	$439,367	$—	$—	$439,367	$—
Investments in Joint Venture	$33,224	33,221	$—	$—	$—	$33,221
Total Investments at Fair Value	$471,418	$472,588	$—	$—	$439,367	$33,221

(1)	In accordance with ASC 820, the Company’s investment in JV is measured using the net asset value (or its equivalent) as a practical expedient for fair value and has not been classified in the fair value hierarchy.

The following table presents changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2025:

For the three months ended March 31, 2025
First Lien Secured Debt
Fair value as of January 1, 2025	$439,367
Purchases	151,409
Sales and repayments	(33,754)
Net (amortization) accretion on investments	676
Net realized gains (losses) on investments	12
Net change in unrealized gains (losses) on investments	256
Transfers out of Level 3(1)	–
Transfers into Level 3(1)	–
Fair value as of March 31, 2025	$557,966
Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2025	$798

(1)	For the three months ended there were no transfers out of/into Level 3.

The following table presents changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value for the period ended March 31, 2024:

For the period February 23, 2024 (commencement of operations) to March 31, 2024
First Lien Secured Debt (in thousands)
Fair value as of February 23, 2024	$-
Purchases, including capitalized PIK	76,895
Sales and repayments	-
Net (amortization) accretion on investments	6
Net realized gains (losses)	-
Net change in unrealized gains (losses)	-
Transfers out of Level 3(1)	-
Transfers into Level 3(1)	-
Fair value as of March 31, 2025	$76,901
Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2024	$-

(1)	During the period from February 23, 2024 (commencement of operations) to March 31, 2024, there were no transfers out of/into Level 3.

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of March 31, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

27

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2025, were as follows:

Asset Category	Fair Value	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average(1)
First Lien Secured Debt	$448,887	Income Approach	Discount Rate	7.12%-11.38%	9.02%
	$109,079	Market Approach	Transaction Price	n/a	n/a
Total Level 3 Investments	$557,966

(1)	Weighted averages are calculated based on fair value of investments.

The significant unobservable input used in the market approach is the transaction price to acquire the position. There has been no change to the valuation based on the underlying assumptions used at the closing of such transaction. The significant unobservable inputs used in the income approach is the discount rate. The discount rate is used to discount the estimated future cash flows, which include both future principal and interest payments expected to be received from the underlying investment. An increase/decrease in the discount rate would result in a decrease/increase, respectively, in the fair value. There have been no material changes to the valuation approaches utilized during the three months ended March 31, 2025.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2024, were as follows:

Asset Category	Fair Value	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average(1)
First Lien Secured Debt	$305,443	Income Approach	Discount Rate	7.27% - 12.33%	9.46%
	133,924	Market Approach	Transaction Rate	n/a	n/a
Total Level 3 Investments	$439,367

(1)	Weighted averages are calculated based on fair value of investment

The significant unobservable input used in the market approach is the transaction price to acquire the position. There has been no change to the valuation based on the underlying assumptions used at the closing of such transaction. The significant unobservable inputs used in the income approach is the discount rate. The discount rate is used to discount the estimated future cash flows, which include both future principal and interest payments expected to be received from the underlying investment. An increase/decrease in the discount rate would result in a decrease/increase, respectively, in the fair value. There have been no material changes to the valuation approaches utilized during the year ended December 31, 2024.

Joint Venture

On April 23, 2024, the Company entered into a joint venture with Stifel Bank & Trust (the “JV partner”). The joint venture is called SBLA Private Credit LLC (the “SBLA JV”).

The Company and the JV partner have $200 million and $28.57 million, respectively, in total commitments to SBLA JV, with targeted member ownership interests of approximately 87.5% and 12.5%, respectively. The Company and the JV partner have equal voting rights with respect to the SBLA JV and the SBLA JV’s general partner. The SBLA JV will not be consolidated in the Company’s consolidated financial statements. As of March 31, 2025 and December 31, 2024, the Company had $200.00 million and $200.00 million of commitments to the SBLA JV respectively, $166.78 million and $166.78 million of which are unfunded respectively.

28

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

SBLA Private Credit LLC

Schedule of Investments

March 31, 2025

(in thousands, except share amounts, per share data, and as otherwise noted)

Investments(1)	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Secured Debt— non-controlled/non-affiliated(4) (5) (6)
Air Freight & Logistics
RJW Logistics Group, Inc	3M S + 5.25%	9.55%	11/26/2031	$12,000	$11,886	$11,910	31.29%
					11,886	11,910	31.29
Commercial Services & Supplies
United Flow Technologies Intermediate Holdco II, LLC	3M S + 5.25%	9.55%	6/23/2031	5,970	5,920	5,940	15.60
					5,920	5,940	15.60
Health Care Equipment & Supplies
MGS MFG. Group, Inc.	1M S + 4.25%	8.57%	5/31/2027	10,447	10,447	10,447	27.44
MGS MFG. Group, Inc. (Delayed Draw)	1M S + 4.25%	8.57%	5/31/2027	1,246	1,246	1,246	3.27
					11,693	11,693	30.71
Health Care Providers & Services
Endo1 Partners - California, LLC	1M S + 5.25%	9.57%	3/24/2026	11,667	11,667	11,667	30.65
Flourish Research Acquisition, LLC	3M S + 5.00%	9.30%	11/6/2031	5,985	5,898	5,925	15.57
					17,565	17,592	46.22
IT Services
BCM One, Inc.	6M S + 4.50%	8.74%	11/17/2027	10,350	10,350	10,350	27.19
BCM One, Inc. (Delayed Draw)	6M S + 4.50%	8.74%	11/17/2027	1,583	1,583	1,583	4.16
					11,933	11,933	31.35
Life Sciences Tools & Services
TransnetYX, Inc	3M S + 5.25%	9.55%	4/13/2026	10,990	10,990	10,990	28.87
					10,990	10,990	28.87
Professional Services
ComPsych Investment Corp.	3M S + 4.75%	9.04%	7/22/2031	11,970	11,942	11,970	31.45
Vensure Employer Services Inc	3M S + 5.00%	9.30%	9/26/2031	11,970	11,914	11,911	31.29
					23,856	23,881	62.74

Total First Lien Secured Debt—non-controlled/non-affiliated					$93,843	$93,939	246.78%
Total Investments at Fair Value					$93,843	$93,939	246.78%

(1)	Unless otherwise indicated, debt investments held by the SBLA JV are denominated in USD dollars. All debt investments are income producing unless otherwise indicated.

(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), which generally resets periodically. For each loan, the SBLA JV has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of March 31, 2025.

(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effectiveinterest method in accordance with U.S. GAAP.
29

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2025

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

SBLA Private Credit LLC JV

Schedule of Investments

December 31, 2024

(in thousands, except share amounts, per share data, and as otherwise noted)

Investments(1)	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Investments-non-controlled/non-affiliated
First Lien secured Debt-non-controlled/non-affiliated(4) (5) (6)
Air Freight & Logistics
RJW Logistics Group, Inc	3M S + 5.25%	9.58%	11/26/2031	$12,000	$11,883	$11,883	31.30%
					11,883	11,883	31.30

Commercial Services & Supplies
United Flow Technologies Intermediate Holdco II, LLC	3M S + 5.25%	9.58%	6/23/2031	5,985	5,934	5,934	15.63
					5,934	5,934	15.63

Health Care Equipment & Supplies
MGS MFG. Group, Inc.	1M S + 4.25%	8.71%	5/31/2027	12,000	12,000	12,000	31.60
					12,000	12,000	31.60

Health Care Providers & Services
Endol Partners - California, LLC	1M S + 5.25%	9.86%	3/24/2026	11,833	11,833	11,833	31.17
Flourish Research Acquisition, LLC	3M S + 5.00%	9.53%	11/6/2031	6,000	5,911	5,911	15.57
					17,744	17,744	46.74

IT Services
BCM One, Inc.	6M S + 4.50%	8.85%	11/17/2027	10,379	10,379	10,379	27.35
BCM One, Inc. (Delayed Draw)	1M S + 4.50%	8.96%	11/17/2027	1,588	1,587	1,588	4.18
					11,966	11,967	31.53

Life Sciences Tools & Services
TransnetYX, Inc	3M S + 5.25%	9.78%	4/13/2027	11,973	11,973	11,973	31.53
					11,973	11,973	31.53

Professional Services
ComPsych Investment Corp.	3M S + 4.75%	9.38%	7/22/2031	12,000	11,972	11,970	31.53
Vensure Employer Services Inc.	3M S + 5.00%	9.33%	9/29/2031	12,000	11,942	11,940	31.45
					23,914	23,910	62.98

Total First Lien Secured Debt-non-controlled/non-affliliated					$95,414	$95,411	251.31%
Total Investments at Fair Value					$95,414	$95,411	251.31%

(1)	Unless otherwise indicated, debt investments held by the SBLA JV are denominated in USD dollars. All debt investments are income producing unless otherwise indicated.
30

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2025

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

SBLA Private Credit LLC JV

Financial Statements

(in thousands, except share amount, per share data, percentages, and as otherwise noted)

The following table presents the selected statements of assets and liabilities information of the SBLA JV as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024

ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost $93,844, $95,414, respectively)	$93,939	$95,411
Cash and cash equivalents	4,882	743
Interest receivable from non-controlled/non-affiliated investments	515	673
Receivable for investments sold	5	238
Total assets	$99,341	$97,065

LIABILITIES
Debt, net of deferred financing ($1,475, $1,553, respectively)	$58,525	$58,446
Distribution payable	1,358	317
Interest payable	1,348	302
Professional fees payable	44	34
Total liabilities	$61,275	$59,099
MEMBERS’ EQUITY
Members’ Equity	$38,066	$37,966
Total members’ equity	$38,066	$37,966
Total liabilities and members’ equity	$99,341	$97,065
31

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

SBLA Private Credit LLC JV

Financial Statements

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table presents the selected statements of operations information of the SBLA JV for the period from January 1, 2025 and March 31, 2025:

For the three months ended March 31, 2025
Investment income
Non-controlled/non-affiliated investments:
Interest income	$2,218
Fee income	(4)
Total investment income	$2,214

Expenses
Interest expense	$970
Professional fees	46
Interest and other debt expenses	158
Total expenses	$1,174
Net expenses	$1,174
Net investment income	$1,040

Net realized and change in unrealized gain (loss)
Net change in unrealized gain/(loss):
Non-controlled/non-affiliated investments	96
Net change in unrealized gain/(loss)	$96
Net realized and change in unrealized gain/(loss)	$96
Net increase (decrease) in net assets resulting from operations	$1,136

(5) DEBT

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

32

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the SMBC Revolving Credit Facility accrue interest at a rate per annum equal to the relevant rate plus an applicable margin of (a) with respect to any ABR Loan, (i) 0.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 0.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount; (b) with respect to any Term Benchmark Loan, (i) 1.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 1.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount, and (c) with respect to any RFR Loans, (i) 1.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 1.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount. In addition, the Company will pay a non-usage fee of 0.375% on the average daily unused amount of the revolving commitments under the SMBC Revolving Credit Facility. Capitalized terms are as defined in the SMBC Credit Agreement. As of March 31, 2025, the Company was in compliance with all covenants and other requirements of the SMBC Revolving Credit Facility.

ABL Credit Facility with Bank of America

On January 23, 2025, PCF Financing entered into a revolving credit facility pursuant to a credit agreement (the “ABL Credit Facility”), by and among PCF Financing, as borrower, the Company, as servicer, Bank of America, N.A. (“Bank of America”), as administrative agent and sole lead arranger and sole book manager, each of the lenders from time to time party thereto, and State Street Bank and Trust Company, as collateral custodian. The ABL Credit Facility provides for, among other things, borrowings in U.S. dollars or certain other permitted currencies in an initial aggregate amount of up to $300 million, with an option for PCF Financing to elect, subject to certain conditions, to increase the maximum committed amount up to $400 million.

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

The Company’s outstanding debt obligations were as follows:

	As of March 31, 2025
	Aggregate Borrowing Capacity	Outstanding Principal	Less Unamortized Deferred Financing Costs	Carrying Value per Consolidated Statement of Assets and Liabilities
SMBC Revolving Credit Facility	$300,000	$188,000	$3,170	$184,830
ABL Credit Facility	$300,000	$230,500	$867	$229,633
Total	$600,000	$418,500	$4,037	$414,463

The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2025.

33

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	As of December 31, 2024
	Aggregate Borrowing Capacity	Outstanding Principal	Less Unamortized Deferred Financing Costs	Carrying Value per Consolidated Statement of Assets and Liabilities
BofA Revolving Credit Facility	$300,000	$235,882	$309	$235,573
SMBC Revolving Credit Facility	$300,000	$150,000	$3,343	$146,657
Total	$600,000	$385,882	$3,652	$382,230

The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2024.

The components of interest expense were as follows for the three months ended March 31, 2025 and for the period ended March 31, 2024.

	For the three months ended March 31, 2025	For the period from February 23, 2024 (commencement of operations) to March 31, 2024
Borrowing interest expense	$5,069	$269
Facility unused fee	258	67
Amortization of deferred financing costs	515	78
Total	$5,842	$414

The following table summarizes the average debt outstanding and the weighted average interest cost:

For the three months ended March 31, 2025
Combined weighted average interest rate (1)	6.40%
Combined weighted average debt outstanding	$321,314

(1)	Excludes facility unused fees and amortization of deferred financing costs.

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2025 and December 31, 2024, the Company had $229,527 and $209,335 respectively of unfunded commitments to fund delayed draw and revolving senior secured loans.

(7) SHAREHOLDERS’ CAPITAL

The following table summarizes the total Common Shares issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the three months ended March 31, 2025.

Date	Shares Issued	Proceeds Received
February 3, 2025	1,782,884	$45,000
March 3, 2025	849,404	21,410
Total	2,632,288	$66,410
34

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table summarizes the total proceeds received from capital contributions/shares sold for the period ended March 31, 2024.

Date	Proceeds Received
February 23, 2024	$17,000
March 4, 2024	$(1,968)
March 25, 2024	$10,610
Total	$25,642

The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Per Share	Total Amount
January 29, 2025	January 29, 2025	February 25, 2025	$0.25	$2,017
February 26, 2025	February 26, 2025	March 27, 2025	$0.24	$2,365
March 27, 2025	March 27, 2025	April 28, 2025	$0.24	$2,569
Total Distributions				$6,951
35

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(8) CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights for the three months ended March 31, 2025:

For the three months ended March 31, 2025
Per Share Data:
Net asset value at January 1, 2025	$25.22
Net investment income (loss)	0.72
Net unrealized and realized gain (loss)	0.03
Net increase (decrease) in net assets resulting from operations	0.75
Distributions declared	(0.73)
Total increase (decrease) in net assets	0.02
Net asset value, end of period	$25.24
Common Shares outstanding at end of period	10,703,394
Total return based on net asset value (1)	2.97%
Ratio/Supplemental Data:
Net assets at end of period	$270,161
Ratio of expenses before waivers and reimbursements to average net asset value(2)	13.75%
Ratio of net expenses to average net asset value(2)	13.15%
Ratio of net investment income to average net asset value(2)	11.50%
Portfolio Turnover	6.01%

(1)	Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company’s distribution reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fee, if any. Total returns for the periods of less than 1 year are not annualized.

(2)	Annualized for the three months ended March 31, 2025.

The total return and the expense and net investment income ratios for the three months ended March 31, 2024 are not disclosed. Given there was minimal capital contributions and distributions since the Company commenced operations on February 23, 2024, management believes that such disclosures would not be meaningful.

(9) SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

On April 24, 2025, the Company declared a distribution of $0.24 per share to shareholders of record on April 30, 2025 to be paid on or about May 27, 2025.

April Subscriptions

On April 1, 2025, the Company issued and sold 513,669 Common Shares at an offering price of $25.24 per share and the Company received $13 million as payment for such shares.

May Subscriptions

The Company received approximately $20.1 million of net proceeds relating to the issuance of Common Shares for subscriptions effective May 1, 2025.

36

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

37

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

We generally intend to distribute substantially all of our available earnings annually by paying distributions on a monthly basis, as determined by our Board, in its discretion.

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

38

Expenses

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. The Administrator or its affiliates will bear all fees, costs, and expenses incurred that are not assumed by the Company. We will bear the following costs and expenses of our operations, administration and transactions, including, but not limited to (1) investment advisory fees, including the Base Management Fee and Incentive Fee, to the Adviser, pursuant to the Advisory Agreement; (2) Administration fee (“Administration Fee”) to the Administrator, pursuant to the Administration Agreement; and (3) other expenses of the Company’s operations and transactions listed in “Item 1. Business – Expenses” in our Form 10-K filing.

Pursuant to the Expense Support and Conditional Reimbursement Agreement (discussed below) we have entered into with the Adviser, the Adviser is obligated to advance all of our Other Operating Expenses (each, a “Required Expense Payment”) to the effect that such expenses do not exceed 0.70% (on an annualized basis) of the Company’s NAV. Any Required Expense Payment must be paid by the Adviser to us in any combination of cash or other immediately available funds and/or offset against amounts due from us to the Adviser or its affiliates.

From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services. We will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser and the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders, subject to the cap on organization and offering expenses described in “Item 1. Business – Expenses” in our Form 10-k filing.

The Company has entered into an Expense Support and Conditional Reimbursement Agreement with the Adviser. For additional information, see “Note 3 - RELATED PARTY TRANSACTIONS - Expense Support and Conditional Reimbursement Agreement” to our Consolidated Financial Statements included in this Report.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio is presented below:

	March 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Secured Debt	$556,537	$557,966	94.37%
Investments in Joint Venture	33,224	33,308	5.63%
Total Investments at Fair value	$589,761	$591,274	100%

	December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Secured Debt	$438,194	$439,367	92.95%
Investments in Joint Venture	$33,224	33,221	7.05%
Total Investments at Fair value	$471,418	$472,588	100%

Our debt portfolio displayed the following characteristics of each of our investments:

	March 31, 2025	March 31, 2024
Number of portfolio companies	26	2
Percentage of performing debt bearing a floating rate, at fair value	100.0%	100.00%
Percentage of performing debt bearing a fixed rate, at fair value	0.0%	0.00%
Percentage of our total portfolio on non-accrual, at cost	0.0%	0.00%
39

Investment Activity

Our investment activity in portfolio companies is presented below:

	For the three months ended March 31, 2025	For the period from February 23, 2024 (commencement of operations) to March 31, 2024
Investment Activity
Investments, beginning of period	$439,367	-
New investments purchased	151,409	76,895
Investments sold or repaid	(33,754)	-
Net accretion of discount on investments	676	6
Net realized gain (loss) on investments	12	-
Net change in unrealized appreciation/(depreciation)	256	-
Investments, end of period	$557,966	76,901

Portfolio Companies
Portfolio Companies Beginning Period	22	-
Number of new investment commitments in portfolio companies	5	2
Number of investment commitments exited or fully repaid	1	0
Number of Portfolio Companies at period end	26	2
Count of investments	27	2
Number of new investment commitments in portfolio companies	16	2

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the three months ended March 31, 2025	For the period February 23, 2024 (commencement of operations) to March 31, 2024
Total investment income	$14,425	$425
Less: Net expenses	7,617	269
Net investment income before taxes	6,808	156
Net investment income after taxes	6,808	156
Net change in unrealized appreciation (depreciation)	343	-
Net realized gain (loss)	12	-
Net increase (decrease) in net assets resulting from operations	$7,163	$156

Investment Income

Investment income was as follows:

	For the three months ended March 31, 2025	For the period February 23, 2024 (commencement of operations) to March 31, 2024
Investment income:
Non-controlled/non-affiliated investments:
Interest income	$12,917	$421
Fee income	597	4
Controlled/affiliated investments:
Dividend income	911	-
Total Investment Income	$14,425	$425
40

Expenses

Expenses were as follows:

	For the three months ended March 31, 2025	For the period February 23, 2024 (commencement of operations) to March 31, 2024
Expenses:
Interest expense	$5,842	$414
Income incentive fees	979	-
Professional fees	421	75
Management fees	602	-
Other general & administrative	71	12
Administration fees	150	-
Amortization of offering costs	31	-
Capital gains incentive fees	44	-
Total expenses	$8,140	501
Expense reimbursement	(353)	(232)
Management fees waived	(170)	-
Net expenses	$7,617	$269

Interest and Other Financing Expenses

Interest expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs were $5,842 for the three months ended March 31, 2025. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three months ended March 31, 2025 was 6.40%.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

Net realized gain (loss) and unrealized gain (loss) on investments were as follows:

	For the three months ended March 31, 2025	For the period February 23, 2024 (commencement of operations) to March 31, 2024
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$12	-
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	256	-
Controlled/affiliated investments	$87	-
Net realized and unrealized gain (loss)	$355	-

For the three months ended March 31, 2025 net realized gain on our investments was $12, which was primarily due to unscheduled principal repayments at par on our portfolio companies.

For the three months ended March 31, 2025 net change in unrealized appreciation on our investments was $343, which was primarily the result of the changes in spreads in the primary and secondary markets.

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

Unregistered Sales of Equity Securities

For the period from January 1, 2025 to March 31, 2025, total proceeds from capital contributions/shares sold were as follows:

Date	Shares Issued	Proceeds Received
February 3, 2025	1,782,884	$45,000
March 3, 2025	849,404	21,410
Total	2,632,288	$66,410

The following table summarizes the total proceeds received from capital contributions/shares sold for the three months ended March 31, 2024.

Date	Proceeds Received
February 23, 2024	$17,000
March 4, 2024	$(1,968)
March 25, 2024	$10,610
Total	$25,642

The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Per Share	Total Amount
January 29, 2025	January 29, 2025	February 25, 2025	$0.25	$2,017
February 26, 2025	February 26, 2025	March 27, 2025	$0.24	$2,365
March 27, 2025	March 27, 2025	April 28, 2025	$0.24	$2,569
Total Distributions				$6,951

Debt

Our outstanding debt obligations were as follows:

The Company’s outstanding debt obligations were as follows:

	As of March 31, 2025
	Aggregate Borrowing Capacity	Outstanding Principal	Less Unamortized Deferred Financing Cost	Carrying Value per Consolidated Statement of Assets and Liabilities
SMBC Revolving Credit Facility	$300,000	$188,000	$3,170	$184,830
ABL Credit Facility	$300,000	$230,500	$867	$229,633
Total	$600,000	$418,500	$4,037	$414,463

	As of December 31, 2024
	Aggregate Borrowing Capacity	Outstanding Principal	Less Unamortized Deferred Financing Costs	Carrying Value per Consolidated Statement of Assets and Liabilities
BofA Revolving Credit Facility	$300,000	$235,882	$309	$235,573
SMBC Revolving Credit Facility	$300,000	$150,000	$3,343	$146,657
Total	$600,000	$385,882	$3,652	$382,230

For further details, see “Note 5 - Debt” to our Consolidated Financial Statements included in this Report.

RECENT DEVELOPMENTS

Refer to “Note 9 - Subsequent Events” to our Consolidated Financial Statements included in this Report.

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

The Company is required to report its investments for which current market values are not readily available at fair value. The Company values its investments in accordance with Rule 2a-5 under the 1940 Act and ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. See “Item 1. Business – Determination of Net Asset Value” in our Form 10-K for more information on how we value our investments.

RELATED PARTY TRANSACTIONS

See Note 3 to the Consolidated Financial Statements for information on the Company’s related party transactions.

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

As of March 31, 2025, approximately 100.0% of our debt investments were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2025, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of March 31, 2025):

	Interest Income	Interest Expense	Net Income
Up 100 basis points	$5,643	$4,190	$1,453
Up 50 basis points	$2,822	$2,095	$727
Down 50 basis points	$(2,822)	$(2,095)	$(727)
Down 100 basis points	$(5,643)	$(4,190)	$(1,453)
Down 200 basis points	$(11,287)	$(8,380)	$(2,907)

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See also “Note 1 to Consolidated Financial Statements in Part I, Item 1. Consolidated Financial Statements” of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed under Item 1A of our Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks disclosed in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 7 - Shareholders’ Capital” in this Report, for the issuance of our common shares for the three months ended March 31, 2025. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Item 3: Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
46

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lord Abbett Private Credit Fund

Date: May 14, 2025	/s/ Stephan Kuppenheimer
Stephan Kuppenheimer
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	/s/ Salvatore Dona
Salvatore Dona
Chief Financial Officer and Treasurer
(Principal Financial Officer)
47