Form 10-Q
period 2025-06-30
Lord Abbett Private Credit Fund
filed 2025-08-14
CIK 2008748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, the registrant had 15,319,927 shares of common stock, $0.01 par value per share, outstanding.

Lord Abbett Private Credit Fund

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2025

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

2

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

3

Lord Abbett Private Credit Fund

Consolidated Statements of Assets and Liabilities (Unaudited)

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

	June 30, 2025	December 31, 2024
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost $808,044, $438,194, respectively)	$808,479	$439,367
Controlled/affiliated investments (cost $48,275, $33,224, respectively)	48,371	33,221
Total investments at fair value (cost of $856,319, $471,418, respectively)	$856,850	$472,588
Cash and cash equivalents	7,782	113,767
Interest receivable from non-controlled/non-affiliated investments	4,748	4,508
Dividend receivable from controlled/affiliated investments	1,344	278
Due from affiliate	301	683
Receivable for investments sold	194	81
Deferred offering costs	—	62
Receivable for shares sold	3	—
Other assets	4	5
Total assets	$871,226	$591,972

LIABILITIES
Debt (net of deferred financing costs $4,855 and $3,652 respectively) (Note 5)	$527,945	$382,230
Interest payable	5,462	3,806
Income incentive fees payable	1,222	713
Due to affiliate	—	1,197
Professional fees payable	189	313
Management fees payable	277	—
Administration fees payable	240	78
Capital gains incentive fees payable	—	36
Accrued expenses and other liabilities	32	60
Distribution payable	3,044	—
Total liabilities	$538,411	$388,433
Total net assets	$332,815	$203,539
Commitments and contingencies (Note 6)
NET ASSETS
Common shares, $0.01 par value (13,232,848 and 8,071,106 shares issued and outstanding, respectively, unlimited number of authorized shares)	$132	$81
Paid in capital in excess of par value	332,284	202,288
Total distributable earnings /(accumulated loss)	399	1,170
Total net assets	$332,815	$203,539
Total liabilities and net assets	$871,226	$591,972
Net asset value per share	$25.15	$25.22

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund

Consolidated Statements of Operations (Unaudited)

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the period from February 23, 2024 (commencement of operations) to June 30, 2024
Investment income
Non-controlled/non-affiliated investments:
Interest income	$16,517	$4,203	$29,434	$4,624
Fee income	649	120	1,246	124
Controlled/affiliated investments:
Dividend income	1,053	—	1,964	—
Total investment income	$18,219	$4,323	$32,644	$4,748

Expenses
Interest expense	$7,146	$2,584	$12,988	$2,998
Organizational costs	—	634	—	634
Income incentive fees (Note 3)	1,222	—	2,201	—
Capital gains incentive fees (Note 3)	(79)	—	(35)	—
Professional fees	523	92	944	167
Management fees (Note 3)	764	—	1,366	—
Other general & administrative	67	66	137	78
Administration fees (Note 3)	192	—	342	—
Amortization of offering costs	31	—	62	—
Total expenses	$9,866	$3,376	$18,005	$3,877
Expense reimbursement (Note 3)	$(280)	$(832)	$(632)	$(1,064)
Management fees waived (Note 3)	—	—	(170)	—
Net expenses	$9,586	$2,544	$17,203	$2,813
Net investment income (loss)	$8,633	$1,779	$15,441	$1,935

Net realized gain/(loss) and change in unrealized appreciation (depreciation):
Net realized gain/(loss):
Non-controlled/non-affiliated investments	$(12)	$—	$—	$—
Net realized gain/(loss)	$(12)	$—	$—	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$(994)	$824	$(738)	$824
Controlled/affiliated investments	12	—	99	—
Net change in unrealized appreciation (depreciation)	$(982)	$824	$(639)	$824
Net realized gain/(loss) and change in unrealized appreciation (depreciation)	$(994)	$824	$(639)	$824
Net increase (decrease) in net assets resulting from operations	$7,639	$2,603	$14,802	$2,759

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the period from February 23, 2024 (commencement of operations) to June 30, 2024
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$8,633	$1,779	$15,441	$1,935
Net realized (gain)/loss	(12)	—	—	—
Net change in unrealized appreciation (depreciation)	(982)	824	(639)	824
Net increase (decrease) in net assets resulting from operations	$7,639	$2,603	$14,802	$2,759

Distributions to common shareholders from:
Income distributions	$(8,621)	$(1,779)	$(15,572)	$(1,935)
Net decrease in net assets resulting from distributions	$(8,621)	$(1,779)	$(15,572)	$(1,935)

Capital share transactions:
Proceeds from capital contributions/shares sold	$63,378	$56,326	$129,788	$81,968
Distributions reinvested	258	—	258	—
Return of capital contributions	—	(1,968)	—	(1,968)
Net increase (decrease) from capital share transactions	$63,636	$54,358	$130,046	$80,000
Total increase (decrease) in net assets	62,654	55,182	129,276	80,824
Net assets, beginning of period	$270,161	$25,642	$203,539	$—
Net assets, end of period	$332,815	$80,824	$332,815	$80,824

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund

Consolidated Statements of Cash Flows (Unaudited)

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the six months ended June 30, 2025	For the period from February 23, 2024 (commencement of operations) to June 30, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$14,802	2,759
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gain (loss)	—	—
Net change in unrealized (appreciation)/depreciation	639	(824)
Purchases of investments	(424,030)	(232,696)
Proceeds from principal repayments	40,234	5,505
Net amortization (accretion) on investments	(1,105)	(47)
Amortization of deferred financing costs	753	255
Amortization of deferred offering costs	62	—
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(240)	(2,514)
Dividend receivable from controlled/affiliated investments	(1,066)	—
Due from Advisor	382	(728)
Receivable for investments sold	(113)	(3,057)
Other assets	1	(123)
Interest payable	1,656	1,046
Due to affiliate	(1,197)	700
Management fees payable	277	—
Administrative fees payable	162	—
Income incentive fees payable	509	—
Capital gains incentive fees payable	(36)	—
Professional fees payable	(124)	167
Accrued expenses and other liabilities	(28)	812
Net cash provided by (used in) operating activities	$(368,462)	$(228,745)
Cash flows from financing activities:
Borrowings of debt	546,418	208,087
Repayments of debt	(399,500)	(56,200)
Proceeds from capital contributions/shares sold	129,788	81,968
Return of capital contributions	—	(1,968)
Income distributions to common shareholders, net of distributions payable and reinvested	(12,270)	—
Deferred financing costs paid	(1,959)	(700)
Net cash provided by (used in) financing activities	$262,477	$231,187
Net increase (decrease) in cash and cash equivalents	(105,985)	2,442
Cash and cash equivalents, beginning of period	113,767	—
Cash and cash equivalents, end of period	$7,782	$2,442
Supplemental cash flow information
Interest paid during the period	$10,579	$1,697
Reinvestment of distributions during the period	$258	—

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments (Unaudited)
June 30, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Secured Debt— non-controlled/non-affiliated(4)(6)

Aerospace & Defense
Accel International Holdings Inc (Term Loan)	3M S + 4.50%	8.78%	4/26/2032	$12,568	$12,502	$12,505	3.76%
Accel International Holdings Inc (Revolver)(7)	3M S + 4.50%	N/A	4/26/2032	—	(11)	(11)	—
Applied Aerospace Structures Corp. (Term Loan)	3M S + 4.50%	8.80%	11/29/2030	39,764	39,412	39,664	11.92
Applied Aerospace Structures Corp. (Delayed Draw)(7)	3M S + 4.50%	N/A	11/29/2030	—	(70)	(40)	(0.01)
Applied Aerospace Structures Corp. (Revolver)	3M S + 4.50%	8.80%	11/29/2030	2,404	2,348	2,388	0.72
Electro Methods (Term Loan)	3M S + 4.75%	9.07%	2/23/2032	29,544	29,122	29,100	8.74
Electro Methods (Revolver)(7)	3M S + 4.75%	N/A	2/23/2032	—	(101)	(106)	(0.03)
					83,202	83,500	25.10
Air Freight & Logistics
RJW Logistics Group, Inc (Term Loan)	3M S + 5.00%	9.30%	11/26/2031	34,633	34,306	34,416	10.34
RJW Logistics Group, Inc (Delayed Draw)(7)	3M S + 5.00%	N/A	11/26/2031	—	(16)	(21)	(0.01)
					34,290	34,395	10.33
Commercial Services & Supplies
Ambient Enterprises Holdco, LLC (Term Loan)	3M S + 5.75%	10.05%	6/28/2030	6,980	6,913	6,970	2.09
Ambient Enterprises Holdco, LLC (Delayed Draw)(7)	3M S + 5.75%	10.05%	6/30/2030	221	218	221	0.07
JFL-Atomic AcquisitionCo, Inc. (Term Loan)	3M S + 4.75%	9.07%	2/20/2031	46,351	45,689	45,714	13.74
JFL-Atomic AcquisitionCo, Inc. (Delayed Draw)(7)	3M S + 4.75%	9.05%	2/20/2031	1,178	1,027	902	0.27
JFL-Atomic AcquisitionCo, Inc. (Revolver)(7)	3M S + 4.75%	9.06%	2/20/2031	376	289	290	0.09
Meridian Waste Acquisitions, LLC (Term Loan)	3M S + 3.75%	8.08%	8/30/2029	8,930	8,912	8,930	2.68
Meridian Waste Acquisitions, LLC (Delayed Draw)(7)	3M S + 3.75%	8.08%	8/30/2029	1,273	1,273	1,273	0.38
Meridian Waste Acquisitions, LLC (Revolver)(7)	3M S + 3.75%	8.08%	8/30/2029	1,510	1,510	1,510	0.45
United Flow Technologies Intermediate Holdco II, LLC (Term Loan)	3M S + 5.25%	9.55%	6/23/2031	11,910	11,753	11,865	3.57
United Flow Technologies Intermediate Holdco II, LLC (Delayed Draw)(7)	3M S + 5.25%	9.57%	6/23/2031	9,926	9,799	9,889	2.97
United Flow Technologies Intermediate Holdco II, LLC (Revolver)(7)	3M S + 5.25%	N/A	6/21/2030	—	(24)	(8)	—
					87,359	87,556	26.31
Construction and Engineering
Qualus Power Services Corp (Delayed Draw)(7)	3M S + 1.00%	N/A	3/27/2028	—	(100)	—	—
					(100)	—	—
Containers & Packaging
Schoeneck Containers, LLC (Term Loan)	1M S + 4.35%	8.68%	5/7/2028	9,173	9,173	9,173	2.76
Schoeneck Containers, LLC (Delayed Draw)	1M S + 4.35%	8.68%	5/7/2028	4,685	4,685	4,685	1.41
Schoeneck Containers, LLC (Revolver)(7)	1M S + 4.35%	N/A	5/7/2028	—	—	—	0
					13,858	13,858	4.17
Electrical Equipment
Spark Buyer, LLC (Term Loan)	3M S + 5.25%	9.57%	10/15/2031	46,641	45,994	45,067	13.54
Spark Buyer, LLC (Delayed Draw)(7)	3M S + 5.25%	N/A	10/15/2031	—	(126)	(633)	(0.19)
Spark Buyer, LLC (Revolver)(7)	3M S + 5.25%	9.58%	10/15/2031	938	811	621	0.19
					46,679	45,055	13.54
Health Care Equipment & Supplies
MGS MFG. Group, Inc. (Delayed Draw)	1M S + 4.50%	8.83%	5/31/2027	2,736	2,736	2,736	0.82
MGS MFG. Group, Inc. (Term Loan)	1M S + 4.50%	8.83%	5/31/2027	3,360	3,360	3,360	1.01
MGS MFG. Group, Inc. (Revolver)(7)	1M S + 4.50%	N/A	5/31/2027	—	—	—	—
					6,096	6,096	1.83

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments (Unaudited) (continued)
June 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
Health Care Providers & Services
Continental Buyer Inc (Term Loan)	1M S + 4.50%	8.83%	4/2/2031	$44,916	$44,343	$44,747	13.45%
Continental Buyer Inc (Revolver)(7)	1M S + 4.50%	N/A	4/2/2031	—	(59)	(18)	(0.01)
Flourish Research Acquistion, LLC (Term Loan)	3M S + 5.00%	9.26%	11/6/2031	28,708	28,339	28,493	8.56
Flourish Research Acquistion, LLC (Delayed Draw)(7)	3M S + 5.00%	N/A	11/6/2031	—	(20)	(17)	(0.01)
Flourish Research Acquistion, LLC (Revolver)(7)	3M S + 5.00%	N/A	11/6/2031	—	(57)	(31)	(0.01)
					72,546	73,174	21.98
Insurance
Accession Risk Management Group, Inc (Delayed Draw)	3M S + 4.75%	9.11%	11/1/2029	19,692	19,611	19,692	5.92
Accession Risk Management Group, Inc (Delayed Draw)	3M S + 4.75%	9.05%	11/1/2029	2,796	2,682	2,796	0.84
Accession Risk Management Group, Inc (Revolver)(7)	3M S + 4.75%	N/A	11/1/2029	—	(22)	—	—
Keystone Agency Investors (Term Loan)	3M S + 4.75%	9.05%	5/3/2027	6,910	6,852	6,866	2.06
Keystone Agency Investors (Delayed Draw)	3M S + 4.75%	9.05%	5/3/2027	5,779	5,726	5,699	1.71
World Insurance Associates, LLC (Delayed Draw)(7)	3M S + 1.00%	N/A	4/3/2030	—	(12)	(25)	(0.01)
World Insurance Associates, LLC (Revolver)(7)	3M S + 1.00%	N/A	4/3/2030	—	(1)	(1)	—
					34,836	35,027	10.52
IT Services
BCM One, Inc. (Term Loan)	6M S + 4.50%	8.77%	11/17/2027	9,630	9,630	9,630	2.89
BCM One, Inc. (Delayed Draw)	6M S + 4.50%	8.84%	11/17/2027	4,738	4,738	4,738	1.42
BCM One, Inc. (Revolver)(7)	6M S + 4.50%	N/A	11/17/2027	—	—	—	—
GCOM (Term Loan)	3M S + 7.50%	11.82%	8/21/2028	39,454	39,114	39,454	11.85
Security 101 (Term Loan)	3M S + 5.00%	9.30%	4/11/2028	73,885	73,200	73,423	22.06
Security 101 (Revolver)(7)	3M S + 5.00%	9.31%	4/11/2028	1,986	1,931	1,949	0.59
Uptime Institute (Term Loan)	1M S + 5.00%	9.33%	1/12/2027	16,430	16,280	16,280	4.89
					144,893	145,474	43.70
Leisure Products
Playpower, Inc. (Term Loan)	3M S + 5.25%	9.55%	8/28/2030	43,109	42,539	42,624	12.81
Playpower, Inc. (Revolver)(7)	3M S + 5.25%	N/A	8/28/2030	—	(85)	(74)	(0.02)
					42,454	42,550	12.79
Life Sciences Tools & Services
TransnetYX, Inc (Term Loan)	3M S + 5.25%	9.55%	4/13/2026	14,409	14,409	14,409	4.33
TransnetYX, Inc (Revolver)(7)	3M S + 5.25%	N/A	4/13/2026	—	—	—	—
					14,409	14,409	4.33
Professional Services
ComPsych Investment Corp. (Term Loan)	3M S + 4.75%	9.02%	7/22/2031	15,094	15,061	15,076	4.53
ComPsych Investment Corp. (Delayed Draw)(7)	3M S + 4.75%	N/A	7/22/2031	—	(8)	(10)	—
Vensure Employer Services Inc (Term Loan)	3M S + 4.75%	9.05%	9/29/2031	24,250	24,145	24,129	7.25
Vensure Employer Services Inc (Delayed Draw)(7)	3M S + 5.00%	9.33%	9/29/2031	—	(19)	(18)	(0.01)
					39,179	39,177	11.77
Real Estate Management & Development
Vacation Rental Brands, LLC (Term Loan)	3M S + 5.25%	9.55%	5/6/2032	53,991	53,460	53,460	16.06
Vacation Rental Brands, LLC (Delayed Draw)(7)	3M S + 5.25%	9.55%	5/6/2032	—	(31)	(31)	(0.01)
Vacation Rental Brands, LLC (Revolver)(7)	3M S + 5.00%	9.55%	5/6/2032	1,775	1,721	1,721	0.52
					55,150	55,150	16.57

Software
Databricks Inc (Term Loan)	1M S + 4.50%	8.82%	1/3/2031	20,313	20,219	20,211	6.07
Databricks Inc (Delayed Draw)(7)	1M S + 4.50%	N/A	1/3/2031	—	—	(23)	(0.01)
LeadVenture, Inc (Term Loan)	3M S + 5.25%	9.57%	6/23/2032	49,916	49,169	49,169	14.77
LeadVenture, Inc (Delayed Draw)(7)	3M S + 5.25%	9.55%	6/23/2032	3,138	3,043	3,042	0.91
LeadVenture, Inc (Revolver)(7)	3M S + 5.25%	N/A	6/23/2032	—	(71)	(71)	(0.02)
					72,360	72,328	21.72

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments (Unaudited) (continued)
June 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
Telecommunication Services
CCI Buyer, Inc. (Term Loan)	3M S + 5.00%	9.30%	5/13/2032	$ 27,524	$27,254	$27,254	8.19%
CCI Buyer, Inc. (Revolver)(7)	3M S + 5.00%	N/A	5/13/2032	—	(16)	(16)	—
Clearwave Fiber (Revolver)(7)	3M S + 4.00%	8.30%	12/13/2029	6,428	6,294	6,278	1.89
					33,532	33,516	10.08

Textiles, Apparel & Luxury Goods
Kravet Inc. (Term Loan)	3M S + 5.25%	9.55%	11/26/2030	27,751	27,372	27,300	8.20
Kravet Inc. (Revolver)(7)	3M S + 5.25%	N/A	11/26/2030	—	(71)	(86)	(0.03)
					27,301	27,214	8.17

Total First Lien Secured Debt—non-controlled/non-affiliated					$808,044	$808,479	242.91%

Investments—controlled/affiliated
Investments in Joint Venture(4)(6)(9)
SBLA Private Credit LLC(5)					48,275	48,371	14.53
					48,275	48,371	14.53
Total Investments in Joint Venture					48,275	48,371	14.53
Total Investments(8)					$856,319	$856,850	257.44%

(1)	Unless otherwise indicated, debt investments held by the Company are denominated in USD dollars. All debt investments are income producing unless otherwise indicated.
(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), or an alternate base rate (commonly based on the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of June 30, 2025.
(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.
(5)	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any nonqualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2025, non-qualifying assets represented approximately 5.6% of the total assets of the Company.
(6)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies and Note 4 -Investments”).
(7)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from the unfunded commitment being valued below par and/or unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments:

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments (Unaudited) (continued)
June 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments	Maturity Date	Unfunded
Accel International Holdings Inc (Revolver)	4/26/2032	$2,162
Accession Risk Management Group, Inc (Delayed Draw)	11/1/2029	24,649
Accession Risk Management Group, Inc (Revolver)	11/1/2029	5,250
Ambient Enterprises Holdco LLC, (Delayed Draw)	6/30/2030	205
Applied Aerospace Structures Corp. (Delayed Draw)	11/29/2030	16,026
Applied Aerospace Structures Corp. (Revolver)	11/29/2030	4,006
BCM One, Inc. (Revolver)	11/17/2027	1,530
CCI Buyer, Inc. (Revolver)	5/13/2032	1,607
Clearwave Fiber (Revolver)	12/13/2029	5,572
ComPsych Investment Corp. (Delayed Draw)	7/22/2031	7,778
Continental Buyer Inc (Revolver)	4/2/2031	4,777
Databricks Inc (Delayed Draw)	1/3/2031	4,688
Electro Methods (Revolver)	2/23/2032	7,090
Flourish Research Acquistion, LLC (Delayed Draw)	11/6/2031	2,302
Flourish Research Acquistion, LLC (Revolver)	11/6/2031	4,185
JFL-Atomic AcquisitionCo, Inc. (Delayed Draw)	2/20/2031	18,866
JFL-Atomic AcquisitionCo, Inc. (Revolver)	2/20/2031	5,888
Keystone Agency Investors (Delayed Draw)	5/3/2027	7,085
Kravet Inc. (Revolver)	11/26/2030	5,284
LeadVenture, Inc (Delayed Draw)	6/23/2032	6,370
LeadVenture, Inc (Revolver)	6/23/2032	4,754
Meridian Waste Acquisitions, LLC (Delayed Draw)	8/30/2029	2,635
Meridian Waste Acquisitions, LLC (Revolver)	8/30/2029	266
MGS MFG. Group, Inc. (Revolver)	5/31/2027	1,776
Playpower, Inc. (Revolver)	8/28/2030	6,566
Qualus Power Services Corp (Delayed Draw)	3/27/2028	25,000
RJW Logistics Group, Inc (Delayed Draw)	11/1/2031	3,436
Schoeneck Containers, LLC (Revolver)	5/7/2028	3,409
Security 101 (Revolver)	4/11/2028	3,972
Spark Buyer, LLC (Delayed Draw)	10/15/2031	18,750
Spark Buyer, LLC (Revolver)	10/15/2031	8,438
TransnetYX, Inc (Revolver)	4/13/2026	2,167
United Flow Technologies Intermediate Holdco II, LLC (Delayed Draw)	6/23/2031	52
United Flow Technologies Intermediate Holdco II, LLC (Revolver)	6/21/2030	2,000
Vacation Rental Brands, LLC (Delayed Draw)	5/6/2032	4,725
Vacation Rental Brands, LLC (Revolver)	5/6/2032	3,687
Vensure Employer Services Inc (Delayed Draw)	9/29/2031	3,646
World Insurance Associates, LLC (Delayed Draw)	4/3/2030	5,000
World Insurance Associates, LLC (Revolver)	4/3/2030	250
Total		$235,849

(8)	Unless otherwise indicated, all securities are pledged as collateral to our SMBC Revolving Credit Facility (“SMBC Revolving Credit Facility”) or our ABL Credit Facility with Bank of America (“ABL Credit Facility”) as defined in “Note 5 - Debt”. As such, these securities are not available as collateral to our general creditors.
(9)	Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2025, the Company’s controlled/affiliated investments were as follows:

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments (Unaudited) (concluded)
June 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	Fair Value as of January 1, 2025	Gross Additions	Gross Reductions	Net Change in Unrealized appreciation/ (depreciation)	Net Realized Gain (Loss)	Fair Value as of June 30, 2025	Dividend Income
Controlled/Affiliated Investments
SBLA Private Credit LLC	$33,221	$15,051	$—	$99	$—	$48,371	$1,964
Total	$33,221	$15,051	$—	$99	$—	$48,371	$1,964

The following shows the composition of the Company’s portfolio at fair value by industry and geography as of June 30, 2025.

Industry	Investment Type	Fair Value	Percentage of Total Investments at Fair Value
Aerospace & Defense	First Lien Secured Debt	$83,500	9.74%
Air Freight & Logistics	First Lien Secured Debt	34,395	4.01
Commercial Services & Supplies	First Lien Secured Debt	87,556	10.22
Containers & Packaging	First Lien Secured Debt	13,858	1.62
Electrical Equipment	First Lien Secured Debt	45,055	5.26
Health Care Equipment & Supplies	First Lien Secured Debt	6,096	0.71
Health Care Providers & Services	First Lien Secured Debt	73,174	8.54
Insurance	First Lien Secured Debt	35,027	4.09
Investments in Joint Venture	Joint Venture	48,371	5.65
IT Services	First Lien Secured Debt	145,474	16.98
Leisure Products	First Lien Secured Debt	42,550	4.97
Life Sciences Tools & Services	First Lien Secured Debt	14,409	1.68
Professional Services	First Lien Secured Debt	39,177	4.57
Real Estate Management & Development	First Lien Secured Debt	55,150	6.44
Software	First Lien Secured Debt	72,328	8.44
Telecommunication Services	First Lien Secured Debt	33,516	3.9
Textiles, Apparel & Luxury Goods	First Lien Secured Debt	27,214	3.18
Total		$856,850	100%

Geography	Fair Value	Percentage of Total Investments at Fair Value
United States	$856,850	100.00%
Total	$856,850	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments (Unaudited)
December 31, 2024
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Secured Debt— non-controlled/non-affiliated(4) (6)
Aerospace & Defense
Applied Aerospace Structures Corp. (Term Loan)	3M S + 4.75%	9.08%	12/1/2030	$39,964	$39,577	$ 39,616	19.47%
Applied Aerospace Structures Corp. (Delayed Draw)(8)	3M S + 4.75%	N/A	11/29/2030	—	(77)	(139)	(0.07)
Applied Aerospace Structures Corp. (Revolver)(8)	3M S + 4.75%	N/A	11/29/2030	—	(62)	(56)	(0.03)
					39,438	39,421	19.37
Air Freight & Logistics
RJW Logistics Group, Inc (Term Loan)	3M S + 5.25%	9.58%	11/26/2031	$34,633	$34,285	$ 34,284	16.85
RJW Logistics Group, Inc (Delayed Draw)(8)	3M S + 5.25%	N/A	11/26/2031	—	(17)	(17)	(0.01)
					34,268	34,267	16.84
Commercial Services & Supplies
Ambient Enterprises Holdco LLC (Term Loan)	3M S + 5.75%	10.08%	12/27/2031	2,073	2,052	2052	1.01
Ambient Enterprises Holdco LLC (Delayed Draw)(8)	3M S + 5.75%	N/A	6/30/2030	—	(2)	(2)	— (11)
Meridian Waste Acquisitions, LLC (Term Loan)	3M S + 3.75%	8.40%	8/30/2029	9,043	9,023	8998	4.41
Meridian Waste Acquisitions, LLC (Delayed Draw)(8)	1M S + 3.75%	8.25%	8/30/2029	927	927	907	0.45
Meridian Waste Acquisitions, LLC (Revolver)(8)	3M S + 3.25%	7.99%	8/30/2029	275	275	266	0.13
United Flow Technologies Intermediate Holdco II, LLC (Term Loan)	3M S + 5.25%	9.58%	6/23/2031	11,970	11,800	11,866	5.83
United Flow Technologies Intermediate Holdco II, LLC (Delayed Draw)(8)	3M S + 5.25%	9.88%	6/23/2031	980	904	893	0.44
United Flow Technologies Intermediate Holdco II, LLC (Revolver)(8)	3M S + 5.25%	N/A	6/21/2030	—	(27)	(17)	(0.01)
					24,952	24,963	12.26
Construction and Engineering
Qualus Power Services Corp (Delayed Draw)(8)	3M S + 1.00%	N/A	3/27/2028	—	(118)	(118)	(0.06)
					(118)	(118)	(0.06)
Containers & Packaging
Schoeneck Containers, LLC (Term Loan)	3M S + 4.75%	9.53%	5/7/2025	9,322	9,322	9311	4.57
Schoeneck Containers, LLC (Delayed Draw)	3M S + 4.75%	9.53%	5/7/2025	4,756	4,756	4751	2.33
Schoeneck Containers, LLC (Revolver)(8)	3M P + 3.75%	11.25%	5/7/2025	597	597	592	0.30
					14,675	14,654	7.20
Electrical Equipment
Sparkstone Electrical Group (Term Loan)	3M S + 5.25%	9.77%	10/15/2031	46,875	46,187	46,187	22.70
Sparkstone Electrical Group (Delayed Draw)(8)	3M S + 5.25%	N/A	10/15/2031	—	(136)	$ (136)	(0.07)
Sparkstone Electrical Group (Revolver)(8)	3M S + 5.25%	N/A	10/15/2031	—	(137)	$ (137)	(0.07)
					45,914	45,914	22.56
Health Care Equipment & Supplies
MGS MFG. Group, Inc. (Term Loan)	1M S + 4.25%	8.71%	5/31/2027	3,312	3,312	3,312	1.63
MGS MFG. Group, Inc. (Delayed Draw)	1M S + 4.25%	8.71%	5/31/2027	2,794	2,794	2,794	1.37
MGS MFG. Group, Inc. (Revolver)(8)	3M S + 4.25%	N/A	5/31/2027	—	—	—	—
					6,106	6,106	3.00
Health Care Providers & Services
Continental Buyer Inc (Term Loan)	6M S + 5.25%	9.50%	4/2/2031	32,403	31,954	32,403	15.92
Continental Buyer Inc (Delayed Draw)(8)	3M S + 5.25%	N/A	4/2/2031	—	(85)	—	—
Continental Buyer Inc (Revolver)(8)	3M S + 5.25%	9.53%	4/2/2031	—	(64)	—	—
Endo1 Partners - California, LLC	1M S + 5.25%	9.86%	3/24/2026	4,807	4,807	4,807	2.36
Flourish Research Acquisition, LLC (Term Loan)	3M S + 5.00%	9.53%	11/6/2031	15,970	15,734	15,734	7.73
Flourish Research Acquisition, LLC (Delayed Draw)(8)	3M S + 5.00%	9.44%	11/6/2031	837	773	773	0.38

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments (Unaudited) (continued)
December 31, 2024
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Flourish Research Acquisition, LLC (Revolver) (8)	3M S + 5.00%	N/A	11/6/2031	—	(61)	(61)	(0.03)%
					53,058	53,656	26.36
Insurance
Ardonagh Midco 3 PLC (Term Loan)(5)(7)	6M S + 4.75%	9.90%	2/17/2031	29,398	28,995	29,398	14.44
RSC Acquisition, Inc. (Delayed Draw)	3M S + 4.75%	9.34%	11/1/2029	7,135	7,104	7,117	3.50
RSC Acquisition, Inc. (Delayed Draw)(8)	3M S + 4.75%	N/A	11/1/2029	—	(186)	(100)	(0.05)
RSC Acquisition, Inc. (Revolver)(8)	3M P + 3.75%	N/A	10/30/2029	—	(24)	(13)	(0.01)
					35,889	36,402	17.88
IT Services
BCM One, Inc. (Term Loan)	6M S + 4.50%	8.85%	11/17/2027	9,684	9,684	9,684	4.76
BCM One, Inc. (Delayed Draw)	1M S + 4.50%	8.96%	11/17/2027	4,762	4,762	4,762	2.34
BCM One, Inc. (Revolver)(8)	3M S + 4.50%	N/A	11/17/2027	—	—	—	—
GCOM (Term Loan)	3M S + 7.50%	12.28%	8/1/2031	39,798	39,414	39,500	19.40
					53,860	53,946	26.50
Leisure Products
Playpower, Inc. (Term Loan)	3M S + 5.25%	9.58%	8/28/2030	$43,326	$42,704	$ 42,732	20.99
Playpower, Inc. (Revolver)(8)	3M S + 5.25%	N/A	8/28/2030	—	(93)	(90)	(0.04)
					42,611	42,642	20.95
Life Sciences Tools & Services
TransnetYX, Inc (Term Loan)	3M S + 5.25%	9.78%	4/13/2027	16,050	16,050	16,050	7.89
TransnetYX, Inc (Revolver)(8)	3M S + 5.25%	N/A	4/13/2027	—	—	—	—
					16,050	16,050	7.89
Professional Services
ComPsych Investment Corp. (Term Loan)	3M S + 4.75%	9.38%	7/22/2031	15,170	15,134	15,132	7.44
ComPsych Investment Corp. (Delayed Draw)(8)	3M S + 4.75%	N/A	7/22/2031	—	(9)	(19)	(0.01)
Vensure Employer Services Inc (Term Loan)	3M S + 5.00%	9.33%	9/29/2031	19,888	19,793	19,792	9.72
Vensure Employer Services Inc (Delayed Draw)(8)	3M S + 5.00%	9.65%	9/29/2031	1,234	1,208	1,194	0.59
					36,126	36,099	17.74
Telecommunication Services
Clearwave Fiber (Revolver)(8)	3M S + 4.00%	8.40%	12/13/2029	6,439	6,291	6,291	3.09
					6,291	6,291	3.09
Textiles, Apparel & Luxury Goods
Kravet Inc. (Term Loan)	1M S + 5.25%	9.77%	11/25/2030	29,590	29,152	29,152	14.32
Kravet Inc. (Revolver)(8)	3M S + 5.25%	N/A	11/25/2030	—	(78)	(78)	(0.04)
					29,074	29,074	14.28

Total First Lien Secured Debt—non-controlled/non-affiliated					$438,194	$ 439,367	215.86%

Investments—controlled/affiliated
Investments in Joint Venture(4)(6)(10)
SBLA Private Credit LLC(5)				$33,224	$33,224	$ 33,221	16.32%
					33,224	33,221	16.32
Total Investments in Joint Venture					$33,224	$ 33,221	16.32%
Total Investments at Fair Value(9)					$471,418	$ 472,588	232.18%

(1)	Unless otherwise indicated, debt investments held by the Company are denominated in USD dollars. All debt investments are income producing unless otherwise indicated.

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments (Unaudited) (continued)
December 31, 2024
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), or an alternate base rate (commonly based on the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of December 31, 2024.

(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

(4)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.

(5)	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any nonqualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2024, non-qualifying assets represented approximately 10.59% of the total assets of the Company.

(6)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies and Note 4 -Investments”).

(7)	The issuer of this investment is domiciled in the United Kingdom.

(8)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments:

Investments	Maturity Date	Unfunded
Ambient Enterprises Holdco LLC (Delayed Draw)	6/30/2030	$427
Applied Aerospace Structures Corp. (Delayed Draw)	11/29/2030	16,026
Applied Aerospace Structures Corp. (Revolver)	11/29/2030	6,410
BCM One, Inc. (Revolver)	11/17/2027	1,530
Clearwave Fiber (Revolver)	12/13/2029	5,561
ComPsych Investment Corp. (Delayed Draw)	7/22/2031	7,778
Continental Buyer Inc (Delayed Draw)	4/2/2031	12,739
Continental Buyer Inc (Revolver)	4/2/2031	4,777
Flourish Research Acquisition, LLC (Delayed Draw)	11/6/2031	7,009
Flourish Research Acquisition, LLC (Revolver)	11/6/2031	4,185
Kravet Inc. (Revolver)	11/25/2030	5,284
Meridian Waste Acquisitions, LLC (Delayed Draw)	8/30/2029	2,982
Meridian Waste Acquisitions, LLC (Revolver)	8/30/2029	1,501
MGS MFG. Group, Inc. (Revolver)	5/31/2027	1,776
Playpower, Inc. (Revolver)	8/28/2030	6,565
Qualus Power Services Corp (Delayed Draw)	3/27/2028	25,000
RJW Logistics Group, Inc (Delayed Draw)	11/1/2031	3,436
RSC Acquisition, Inc. (Delayed Draw)	11/1/2029	40,097
RSC Acquisition, Inc. (Revolver)	10/30/2029	5,250
Schoeneck Containers, LLC (Revolver)	5/7/2025	2,812
Sparkstone Electrical Group (Delayed Draw)	10/15/2031	18,750
Sparkstone Electrical Group (Revolver)	10/15/2031	9,375
TransnetYX, Inc (Revolver)	4/13/2026	2,167
United Flow Technologies Intermediate Holdco II, LLC (Delayed Draw)	6/23/2031	9,020
United Flow Technologies Intermediate Holdco II, LLC (Revolver)	6/21/2030	2,000
Vensure Employer Services Inc (Delayed Draw)	9/29/2031	6,878
Total		$209,335

(9)	Unless otherwise indicated, all securities are pledged as collateral to our SMBC Revolving Credit Facility (“SMBC Revolving Credit Facility”) as defined in “Note 5 -Debt”). As such, these securities are not available as collateral to our general creditor.

The following shows the composition of the Company’s portfolio at fair value by industry and geography as of December 31, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments (Unaudited) (concluded)
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
June 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(1)  ORGANIZATION

Lord Abbett Private Credit Fund (the “Company”) is a closed-end, non-diversified management investment company organized under the laws of the State of Delaware. The Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on October 4, 2024 (the “BDC Election Date”). The Company will elect, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) for U.S. federal income tax purposes as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Company’s investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. The Company invests in loans targeted at (i) private U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended the (“Exchange Act”), and (ii) U.S. operating companies whose securities are listed on a national securities exchange that have a market capitalization of less than $250 million. In limited instances we may retain the “last out” portion of a first-lien loan. In such cases, the “first out” portion of the first lien loan would receive priority with respect to payment over our “last out” position. In exchange for the higher risk of loss associated with such “last out” portion, we would earn a higher rate of interest than the “first out” position.

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

On April 4, 2025, the Company established Lord Abbett PCF Financing 2 LLC (“PCF Financing 2”), a wholly-owned subsidiary of the Company and a Delaware limited liability company that is a disregarded entity for tax purposes, to hold investment collateral in connection with a credit facility.

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

Consolidation

As provided under Regulation S-X and ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries, Lord Abbett PCF 1 LLC, PCF Financing and PCF Financing 2, in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

The Company does not consolidate SBLA Private Credit LLC (the “SBLA JV”). See “Note 4 - Investments” for further description of the joint venture.

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2025
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

Cash and cash equivalents are carried at cost, which approximates fair value. The cash and cash equivalents balance as of June 30, 2025 and December 31, 2024 was $7,782 and $113,767, respectively.

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
June 30, 2025
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

Valuation techniques used to value the Company’s investments by major category are as follows:

•	Equity securities and other investments, including restricted securities, for which market quotations are readily available, are valued at the last reported sale price or official closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) as reported by a third-party pricing service on the primary market or exchange on which they are traded. In the event there were no sales during the day or closing prices are not available, securities are valued at the last quoted bid price or may be valued using the last available price. For foreign equity securities, when market or security specific events arise, comparisons to the valuation of American Depositary Receipts (ADRs), futures contracts, Exchange-Traded Funds (ETFs) and certain indexes as well as quoted prices for similar securities may be used. For equity securities, including restricted securities, where observable inputs are limited, assumptions about market activity and risk are used.

•	Debt securities that are publicly traded, including restricted securities, are valued based on evaluated prices received from third party pricing services or from brokers who make markets in such securities. Preferred securities are valued by pricing services who utilize matrix pricing which considers yield or price of bonds of comparable quality, coupon, maturity and type or by broker supplied prices.

•	When independent prices are unavailable or unreliable, debt securities may be valued utilizing pricing methodologies which consider similar factors that would be used by third party pricing services.

•	Investments in open-end investment companies are valued at their closing net asset value.

•	Investments, including private placements, for which observable inputs are not available are generally valued using one or more valuation methods including the market approach, the income approach and cost approach. The market approach considers factors including the price of recent investments in the same or a similar security or financial metrics of comparable securities. The income approach considers factors including expected future cash flows, security specific risks and corresponding discount rates. The cost approach considers factors including the value of the security’s underlying assets and liabilities. The Company may use amortized cost as a pricing technique for investments that have recently transacted.

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
June 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Payment-in-Kind (“PIK”) Income

The Company may have loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three and six months ended June 30, 2025, there was no PIK income.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. Dividend income on the Company’s equity interest in its joint venture is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected.

Fee Income

The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Non-Accrual Investments

Loans are generally placed on non-accrual status when, in management’s judgement, there is sufficient doubt that all or a portion of principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2025 and December 31, 2024, there were no loans on non-accrual status.

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

Income Taxes

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company reviews and evaluates tax positions in its major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. Based on this review, the Company has determined the major tax jurisdictions to be where the Company is organized, where the Company makes investments, and where the Company is located; however, no reserves for uncertain tax positions were recorded for the period ended December 31, 2024 and for the three and six months ended June 30, 2025. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no tax liability or expense, including interest and penalties, has been recorded in the consolidated financial statements. Generally, the Company’s U.S. federal, state, and local tax returns remain open for examination for a period of three to five years from when they are filed under varying statutes of limitations.

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The Company will elect to be treated as a RIC under Subchapter M of the Code with its initial taxable year ended December 31, 2024. So long as the Company maintains its status as a RIC, it generally will not pay corporate U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as distributions.

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

In addition, based on the excise tax distribution requirements, the Company will be subject to a 4% non-deductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary net income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years.

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

(3)  RELATED PARTY TRANSACTIONS

Expense Support and Conditional Reimbursement Agreement

On October 4, 2024, the Company entered into an Amended and Restated Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, effective as of February 13, 2024 and pursuant to which the Adviser is able to elect to pay certain expenses of the Company on the Company’s behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay shareholders servicing and/or distribution fees of the Company. Any Expense Payment that the Adviser committed to pay is to be paid by the Adviser to the Company in any combination of cash or other immediately available funds and/or offset against amounts due from the Company to the Adviser or its affiliates no later than forty-five (45) days after such obligation was incurred.

Pursuant to the Expense Support Agreement the Company has entered into with the Adviser, the Adviser is obligated to advance all of the Company’s Other Operating Expenses (each, a “Required Expense Payment”) to the effect that such expenses do not exceed 0.70% (on an annualized basis) of the Company’s NAV. Any Required Expense Payment must be paid by the Adviser to the Company in any combination of cash or other immediately available funds and/or offset against amounts due from the Company to the Adviser or its affiliates. “Other Operating Expenses” means the Company’s organizational and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, excluding the Company’s base management and incentive fees owed to the Adviser, financing fees and costs (other than upfront fees on the Company’s initial credit facility), brokerage commissions, placement agent fees, costs and expenses of distributing and placing the common shares, extraordinary expenses and any interest expenses owed by the Company, all as determined in accordance with U.S. GAAP.

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2025
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

Based on the terms described above, the Company may be obligated to make Reimbursement Payments to the Adviser in accordance with the Expense Support Agreement. As of June 30, 2025, no such reimbursements were required.

The following table presents a cumulative summary of the expense payments and reimbursement payments as of June 30, 2025:

For the Quarter Ended	Required Expense Payments by Adviser	Required Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
March 31, 2024	$232	$—	$232	March 31, 2027
June 30, 2024	832	—	832	June 30, 2027
September 30, 2024	572	—	572	September 30, 2027
December 31, 2024	949	—	949	December 31, 2027
March 31, 2025	353	—	353	March 31, 2028
June 30, 2025	280	—	280	June 30, 2028
Total	$3,218	$—	$3,218

Due to / Due From Affiliate

From time to time, the Adviser may pay certain expenses or fees on behalf of the Company. These expenses will be paid by the Company at a future date. For the three and six months ended June 30, 2025, in accordance with the Expense Support Agreement, the Adviser has elected to pay the Company $280 and $632, respectively, for certain expenses incurred. As of June 30, 2025 and December 31, 2024, $301 and $683, respectively, remains receivable from the Adviser are included in Due from Affiliate on the Consolidated Statements of Assets and Liabilities.

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Management fee

Prior to the BDC Election Date, the Company did not incur management fees. Following the BDC Election Date, the Company began to accrue management fees. The management fee is payable monthly in arrears at an annual rate of 1.00% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month, adjusted for any share issuances or repurchases during the applicable month. For purposes of the Advisory Agreement, net assets mean the Company’s total assets less liabilities determined on a consolidated basis in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). For the three and six months ended June 30, 2025 the Company incurred $764 and $1,366, respectively, in management fees net of voluntary management fees waived. For the three months ended June 30, 2024, the Company incurred $0 in management fees net of voluntary management fees waived. For the period from February 23, 2024 (commencement of operations) to June 30, 2024 the Company incurred $0 in management fees net of voluntary management fees waived.

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

Prior to the BDC Election Date, the Company did not incur incentive fees. Following the BDC Election Date, the Company began to accrue incentive fees. For the three and six months ended June 30, 2025 income based incentive fees were $1,222 and $2,201, respectively. For the three months ended June 30, 2024, income based incentive fees were $0. For the period from February 23, 2024 (commencement of operations) to June 30, 2024, income based incentive fees were $0. As of June 30, 2025 and December 31, 2024, $1,222 and $713, respectively, of such income based incentive fees were unpaid and are included in income incentive fees payable on the Consolidated Statements of Assets and Liabilities.

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2025
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

We accrued capital gains based incentive fees of $(79) and ($35), respectively, for the three and six months ended June 30, 2025, attributable to net realized and unrealized loss of $(994) and $(639), respectively. The reversal of previously accrued incentive fees was attributable to net realized and unrealized losses in the current year. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual. As of June 30, 2025 and December 31, 2024, $0 and $36, respectively, of capital gains incentive fees, were unpaid and are included in capital gains incentive fees payable on the Consolidated Statements of Assets and Liabilities.

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

Prior to the BDC Election Date, the Company did not incur administration fees. For the three and six months ended June 30, 2025, the Company incurred $192 and $342, of administration fees, respectively. There were no administration fees for the period from February 23, 2024 (commencement of operations) to June 30, 2024.

(4)  INVESTMENTS

Fair Value Measurement and Disclosures

The following table shows the composition of the Company’s investment portfolio as of June 30, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy

	Cost	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value(1)
First Lien Secured Debt	$808,044	$808,479	$—	$—	$808,479	$—
Investments in Joint Venture	48,275	48,371	—	—	—	48,371
Total Investments	$856,319	$856,850	$—	$—	$808,479	$48,371

(1)	In accordance with ASC 820, the Company’s investment in JV is measured using the net asset value (or its equivalent) as a practical expedient for fair value and has not been classified in the fair value hierarchy.
24

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table shows the composition of the Company’s investment portfolio as of December 31, 2024, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy

	Cost	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value(1)
First Lien Secured Debt	$438,194	$439,367	$-	$-	$439,367	$-
Investments in Joint Venture	33,224	33,221	-	-	-	33,321
Total Investments	$471,418	$472,588	$-	$-	$439,367	$33,321

(1)	In accordance with ASC 820, the Company’s investment in JV is measured using the net asset value (or its equivalent) as a practical expedient for fair value and has not been classified in the fair value hierarchy.

The following table presents changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2025:

For the six months ended June 30, 2025

First Lien Secured Debt
Fair value, beginning of period	$439,367
Purchases	408,979
Sales and repayments	(40,234)
Net (amortization) accretion on investments	1,105
Net realized gains (losses) on investments	–
Net change in unrealized gains (losses) on investments	(738)
Transfers out of Level 3(1)	–
Transfers into Level 3(1)	–
Fair value, end of period	$808,479

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2025	$(196)

(1)	For the six months ended June 30, 2025 there were no transfers out of/into Level 3.
25

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table presents changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value for the period ended June 30, 2024:

For the period February 23, 2024 (commencement of operations) to June 30, 2024
First Lien Secured Debt
Fair value, beginning of period	$-
Purchases, including capitalized PIK	232,696
Sales and repayments	(5,505)
Net (amortization) accretion on investments	47
Net realized gains (losses)	-
Net change in unrealized gains (losses)	824
Transfers out of Level 3(1)	-
Transfers into Level 3(1)	-
Fair value, end of period	$228,062

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2024	$824

(1)	During the period from February 23, 2024 (commencement of operations) to June 30, 2024, there were no transfers out of/into Level 3.

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of June 30, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2025, were as follows:

Asset Category	Fair Value	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average(1)

First Lien Secured Debt	$657,669	Income Approach	Discount Rate	6.51% - 11.42%	8.74%
	150,810	Market Approach	Transaction Price	n/a	n/a
Total Level 3 Investments	$808,479

(1)	Weighted averages are calculated based on fair value of investments.

The significant unobservable input used in the market approach is the transaction price to acquire the position. There has been no change to the valuation based on the underlying assumptions used at the closing of such transaction. The significant unobservable inputs used in the income approach is the discount rate. The discount rate is used to discount the estimated future cash flows, which include both future principal and interest payments expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. There have been no material changes to the valuation approaches utilized during the three and six months ended June 30, 2025.

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
June 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The significant unobservable input used in the market approach is the transaction price to acquire the position. There has been no change to the valuation based on the underlying assumptions used at the closing of such transaction. The significant unobservable inputs used in the income approach is the discount rate. The discount rate is used to discount the estimated future cash flows, which include both future principal and interest payments expected to be received from the underlying investment. An increase/decrease in the discount rate would result in a decrease/increase, respectively, in the fair value. There have been no material changes to the valuation approaches utilized during the period ended December 31, 2024 or the three and six months ended June 30, 2025.

Joint Venture

On April 23, 2024, the Company entered into a joint venture with Stifel Bank & Trust (the “JV partner”), which was amended and restated on May 5, 2025. The joint venture is called SBLA Private Credit LLC (the “SBLA JV”).

The Company and the JV partner have $140 million and $20 million, respectively, in total commitments to SBLA JV, with targeted member ownership interests of approximately 87.5% and 12.5%, respectively. The Company and the JV partner have equal voting rights with respect to the SBLA JV and the SBLA JV’s general partner. The SBLA JV will not be consolidated in the Company’s Consolidated Financial Statements. As of June 30, 2025 and December 31, 2024, the Company had $140 million, and $200 million of commitments to the SBLA JV, respectively, of which $91.7 million and $166.78 million, respectively, were unfunded.

SBLA Private Credit LLC

Schedule of Investments

June 30, 2025

(in thousands, except share amounts, per share data, and as otherwise noted)

Investments(1)	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated

First Lien Secured Debt— non-controlled/non-affiliated(4)(5)

Aerospace & Defense
Unical Aviation Inc (Term Loan)	1M S + 3.75%	8.08%	11/7/2031	$8,045	$7,965	$7,965	14.41%

Air Freight & Logistics
RJW Logistics Group, Inc (Term Loan)	3M S + 5.00%	9.30	11/26/2031	12,000	11,889	11,925	21.57

Beverages
King Juice (Term Loan)	3M S + 3.35%	7.67	3/25/2027	376	373	373	0.67
King Juice (Revolver)	3M S + 3.35%	7.65	3/25/2027	501	477	477	0.86
King Juice (Term Loan B)	3M S + 3.35%	7.67	3/25/2027	4,182	4,151	4,151	7.51

Commercial Services & Supplies
United Flow Technologies Intermediate Holdco II, LLC (Term Loan)	3M S + 5.25%	9.55	6/23/2031	5,955	5,907	5,933	10.73
KDV Label (Delayed Draw)	3M S + 4.25%	8.61	6/11/2026	282	269	269	0.49
KDV Label (Term Loan)	3M S + 4.25%	8.61	6/11/2026	9,504	9,431	9,431	17.06

Construction & Engineering
Discovery Marketing And Distributing, LLC (Term Loan)	3M S + 4.25%	8.78	8/10/2027	17,440	17,271	17,271	31.24

Construction Materials
Concrete Partners, LLC (Term Loan)	1M S + 3.25%	7.68	7/27/2029	7,453	7,381	7,381	13.35

Containers & Packaging
Accord Buyer LLC (Term Loan)	1M S + 3.75%	8.18	5/19/2028	8,971	8,886	8,886	16.07
27

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated

First Lien Secured Debt— non-controlled/non-affiliated(4)(5)

Health Care Equipment & Supplies
MGS MFG. Group, Inc. (Term Loan)	1M S + 4.50%	8.83%	5/31/2027	$10,310	$10,310	$10,310	18.65%
MGS MFG. Group, Inc. (Delayed Draw)	1M S + 4.50%	8.83	5/31/2027	1,229	1,229	1,229	2.22

Health Care Providers & Services
Flourish Research Acquistion, LLC (Term Loan)	3M S + 5.00%	9.26	11/6/2031	5,970	5,886	5,925	10.72

IT Services
BCM One, Inc. (Delayed Draw)	6M S + 4.50%	8.84	11/17/2027	1,579	1,579	1,579	2.86
BCM One, Inc. (Term Loan)	6M S + 4.50%	8.77	11/17/2027	10,321	10,321	10,321	18.67

Leisure Products
Buffalo Games LLC (Term Loan)	3M S + 2.50%	6.89	8/31/2025	3,522	3,503	3,503	6.34

Life Sciences Tools & Services
TransnetYX, Inc (Term Loan)	3M S + 5.25%	9.55	4/13/2026	10,749	10,749	10,749	19.44

Machinery
SkyMark Refuelers (Term Loan)	3M S + 3.00%	7.55	12/31/2026	7,610	7,541	7,541	13.64
Structural Concepts (Term Loan)	1M S + 3.00%	7.33	10/3/2025	7,944	7,893	7,893	14.28
SkyMark Refuelers (Term Loan B)	3M S + 3.00%	7.55	12/31/2026	2,958	2,931	2,932	5.30
Seakeeper Technologies LLC (Term Loan)	3M S + 2.75%	7.51	7/19/2027	18,500	18,321	18,321	33.14
Rental Equipment Investment Co. (Term Loan)	1M S + 4.25%	8.68	12/23/2026	5,693	5,637	5,637	10.20

Professional Services
ComPsych Investment Corp. (Term Loan)	3M S + 4.75%	9.02	7/22/2031	11,940	11,913	11,925	21.57
Vensure Employer Services Inc (Term Loan)	3M S + 5.00%	9.28	9/29/2031	11,970	11,915	11,910	21.54

Real Estate Management & Development
Royal Property Company Borrower LLC (Term Loan)	3M S + 4.00%	8.05	2/2/2028	14,457	14,316	14,316	25.90

Specialty Retail
M&M Thrift Management Company LLC (Term Loan)	3M S + 2.25%	6.65	12/1/2026	10,778	10,680	10,680	19.32
Alliance Mobile Inc ((Term Loan)	3M S + 3.50%	7.95	8/1/2028	2,328	2,305	2,305	4.17
Alliance Mobile Inc (Term Loan)	3M S + 3.75%	8.20	8/1/2028	15,487	15,341	15,341	27.75
JL Darling, LLC (Term Loan)	1M S + 3.75%	8.18	5/16/2028	3,020	2,991	2,991	5.41

Total First Lien Secured Debt—non-controlled/non-affiliated					$229,361	$229,470	415.10%
Total Investments					$229,361	$229,470	415.10%
28

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(1)	Unless otherwise indicated, debt investments held by the SBLA JV are denominated in USD dollars. All debt investments are income producing unless otherwise indicated.

(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), which generally resets periodically. For each loan, the SBLA JV has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of June 30, 2025.

(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with U.S. GAAP.

(4)	Unless otherwise indicated, issuers of debt held by the SBLA JV are domiciled in the United States.

(5)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies and Note 4 - Investments”).
29

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2025
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
First Lien secured Debt-non-controlled/non-affiliated(4)(5)
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
June 30, 2025
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

SBLA Private Credit LLC

Financial Statements

(in thousands, except share amount, per share data, percentages, and as otherwise noted)

The following table presents the selected statements of assets and liabilities information of the SBLA JV as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost $229,361 and $95,414, respectively)	$229,470	$95,411
Cash and cash equivalents	10,655	743
Interest receivable from non-controlled/non-affiliated investments	981	673
Receivable for investments sold	703	238
Total assets	$241,809	$97,065

LIABILITIES
Debt (net of deferred financing costs of $2,791 and $1,553, respectively)	$182,609	$58,446
Distribution payable	1,536	317
Interest payable	2,079	302
Payable for investments purchased	191	—
Professional fees payable	72	34
Administration fees payable	41	—
Total liabilities	$186,528	$59,099
MEMBERS’ EQUITY
Members’ Equity	$55,281	$37,966
Total members’ equity	$55,281	$37,966
Total liabilities and members’ equity	$241,809	$97,065
31

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table presents the selected statements of operations information of the SBLA JV for the three and six months ended June 30, 2025:

	For the three months ended June 30, 2025	For the six months ended June 30, 2025
Investment income
Non-controlled/non-affiliated investments:
Interest income	$3,509	$5,723
Total investment income	$3,509	$5,723

Expenses
Interest expense	$2,207	$3,335
Professional fees	56	102
Administrative fees	41	41
Total expenses	$2,304	$3,478

Net expenses	$2,304	$3,478
Net investment income	$1,205	$2,245

Net realized and change in unrealized gain (loss)
Net change in unrealized gain/(loss):
Non-controlled/non-affiliated investments	14	113
Net change in unrealized gain/(loss)	$14	$113
Net realized and change in unrealized gain/(loss)	$14	$113
Net increase (decrease) in net assets resulting from operations	$1,219	$2,358

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the SMBC Revolving Credit Facility accrue interest at a rate per annum equal to the relevant rate plus an applicable margin of (a) with respect to any ABR Loan, (i) 0.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 0.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount; (b) with respect to any Term Benchmark Loan, (i) 1.875% per annum if the Gross Borrowing Base is

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

less than 1.60x the Combined Debt Amount or (ii) 1.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount, and (c) with respect to any RFR Loans, (i) 1.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 1.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount. In addition, the Company will pay a non-usage fee of 0.375% on the average daily unused amount of the revolving commitments under the SMBC Revolving Credit Facility. Capitalized terms are as defined in the SMBC Credit Agreement. As of June 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the SMBC Revolving Credit Facility.

ABL Credit Facility with Bank of America

On January 23, 2025, PCF Financing entered into a revolving credit facility pursuant to a credit agreement (the “BofA ABL Credit Facility”), by and among PCF Financing, as borrower, the Company, as servicer, Bank of America, N.A. (“Bank of America”), as administrative agent and sole lead arranger and sole book manager, each of the lenders from time to time party thereto, and State Street Bank and Trust Company, as collateral custodian. The ABL Credit Facility provides for, among other things, borrowings in U.S. dollars or certain other permitted currencies in an initial aggregate amount of up to $300 million, with an option for PCF Financing to elect, subject to certain conditions, to increase the maximum committed amount up to $400 million. On May 15, 2025, the Company increased the available borrowing capacity of the ABL Credit Facility to $400 million.

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

The Company’s outstanding debt obligations were as follows:

	As of June 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Less Unamortized Deferred Financing Cost	Carrying Value per Consolidated Statements of Assets and Liabilities
BofA ABL Credit Facility	$400,000	$317,800	$1,721	$316,079
SMBC Revolving Credit Facility	300,000	215,000	3,134	211,866
Total	$700,000	$532,800	$4,855	$527,945

The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2025.

	As of December 31, 2024
	Aggregate Borrowing Capacity	Outstanding Principal	Less Unamortized Deferred Financing Costs	Carrying Value per Consolidated Statements of Assets and Liabilities
BofA Revolving Credit Facility	$300,000	$235,882	$309	$235,573
SMBC Revolving Credit Facility	300,000	150,000	3,343	146,657
Total	$600,000	$385,882	$3,652	$382,230

The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2024.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The components of interest expense for the three and six months ended June 30, 2025, the three months ended June 30, 2024, and the period from February 23, 2024 (commencement of operations) to June 30, 2024 were as follows:

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the period from February 23, 2024 (commencement of operations) to June 30, 2024
Borrowing interest expense	$6,713	$2,337	$11,782	$2,606
Facility unused fee	195	70	453	137
Amortization of deferred financing costs	238	177	753	255
Total	$7,146	$2,584	$12,988	$2,998

The following table summarizes the average debt outstanding and the weighted average interest cost:

	For the three months ended June 30, 2025	For the six months ended June 30, 2025
Combined weighted average interest rate(1)	6.48%	6.44%
Combined weighted average debt outstanding	420,457	371,160

(1)	Excludes facility unused fees and amortization of deferred financing costs.

Promissory Notes

On June 2, 2025, the Company closed on an offering of 110 promissory notes due June 2, 2055 (the “Promissory Notes”) in a private offering, with each Promissory Note being issued in connection with the issuance of one common share of the Company (the “Promissory Notes Offering”) to accredited investors (as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (“Securities Act”). The aggregate principal amount of the Promissory Notes is $110 less the value of 110 common shares at issuance. The Company will pay interest totaling $0.12 per year on each outstanding Promissory Note, with such interest to be paid semi-annually on or before June 30 and December 31 each year.

The Promissory Notes are general unsecured senior obligations of the Company and rank equally with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company. The Promissory Notes are subject to prepayment, in whole or in part, at any time on or following the date on which the Company has repurchased the common share issued in connection with the Promissory Note. If the Company elects to prepay the Promissory Notes, the Company will pay the principal as of the prepayment date plus all accrued, unpaid, and past due interest, and if the prepayment occurs within 24 months of the issue date, the Company will pay a one-time prepayment premium. The Promissory Notes are also subject to certain customary events of default with cure periods, as applicable. The Promissory Notes are also subject to certain restrictions necessary to protect the Company’s status as a business development company under the 1940 Act.

The Promissory Notes are issued in reliance on Regulation D under the Securities Act. The Promissory Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable. The Company intends to use the net proceeds from the Promissory Note Offering for general corporate purposes.

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2025 and December 31, 2024, the Company had $235,849 and $209,335, respectively of unfunded commitments to fund delayed draw and revolving senior secured loans.

As of June 30, 2025 and December 31, 2024, $91.7 million and $166.78 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to the SBLA JV.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(7) SHAREHOLDERS’ CAPITAL

The following table summarizes the total Common Shares issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the six months ended June 30, 2025.

Date	Shares Issued	Proceeds Received
February 3, 2025	1,782,884	$45,000
March 3, 2025	849,404	21,410
April 1, 2025	513,669	12,965
May 1, 2025	800,756	20,131
June 2, 2025	1,204,565	30,282
	5,151,278	$129,788

The following table summarizes the total proceeds received from capital contributions/shares sold for the period from February 23, 2024 (commencement of operations) to June 30, 2024.

Date	Proceeds Received
February 23, 2024	$17,000
March 4, 2024	(1,968)
March 25, 2024	10,610
May 21, 2024	46,200
June 27, 2024	8,158
Total	$80,000

Distribution Reinvestment Plan

Registered holders (“Shareholders”) of common shares of beneficial interest (the “Shares”) of the Company, whose Shares are registered with State Street Bank and Trust Company (the “Agent”), will automatically be enrolled (the “Participants”) in the Company’s Dividend Reinvestment Plan (the “DRIP”). The Company will declare its income dividends or capital gains or other distributions (“Distributions”) payable in Shares, or, at the option of Shareholders, in cash. Therefore, each Participant will have all Distributions, net of any applicable U.S. withholding taxes, on his or her Shares automatically reinvested in additional Shares, unless such Participant elects to receive such Distributions in cash by contacting the Agent. An election to receive cash may be revoked or reinstated at the election of the Shareholder. On the payment date for a Distribution, the Agent shall receive newly issued Shares (“Additional Shares”), including fractions, from the Company for each Participant’s account. The number of Additional Shares to be credited shall be determined by dividing the dollar amount of the Distribution by the net asset value per Share on the payment date. The net asset value per Share on a particular date shall be the amount calculated on that date (or if not calculated on such date, the amount most recently calculated) by or on behalf of the Company in accordance with the Company’s current private placement memorandum. It is contemplated that the Company will pay dividends at least quarterly. If, for any reason beyond the control of the Agent, reinvestment of the Distributions cannot be completed within thirty (30) days after the applicable payment date for such Distribution, funds held by the Agent on behalf of a Participant will be distributed to that Participant.

The following table summarizes the Company’s distributions declared, paid and payable for the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Per Share	Total Amount
January 29, 2025	January 29, 2025	February 25, 2025	$0.25	$2,017
February 26, 2025	February 26, 2025	March 27, 2025	0.24	2,365
March 27, 2025	March 27, 2025	April 28, 2025	0.24	2,569
April 24, 2025	April 30, 2025	May 27, 2025	0.24	2,692
May 22, 2025	May 30, 2025	June 27, 2025	0.24	2,885
June 24, 2025	June 30, 2025	July 28, 2025	0.23	3,044
				$15,572

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Concluded)
June 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table summarizes the amounts received and Common Shares issued to Shareholders who have participated in the DRIP for the six months ended June 30, 2025:

Payment Date	DRIP Shares Issued	Amount ($) per share	DRIP Shares Value
April 28, 2025	343	$25.24	$9
May 27, 2025	1,195	$25.14	$30
June 27, 2025	8,726	$25.14	$219
			$258

The following table summarizes the Company’s distributions declared and payable for the period from February 23, 2024 (commencement of operations) to June 30, 2024:

Date Declared	Record Date	Payment Date	Total Amount
June 30, 2024	June 30, 2024	July 24, 2024	$1,935

As of June 30, 2025, Lord Abbett & Co. LLC (“Lord Abbett”) and certain registered investment companies and other pooled vehicles advised by Lord Abbett collectively own 95.54% of the Lord Abbett Private Credit Fund (the “Company”).

Share Repurchase Program

At the discretion of our Board of Trustees, the Company intends to commence a share repurchase program in which it intends to repurchase up to 5% of the Company’s common shares outstanding as of the close of the previous calendar quarter. The Board of Trustees may amend, suspend or terminate the share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Should the Board of Trustees suspend the share repurchase program, the Board of Trustees will consider whether the continued suspension of the program is in the best interests of the Company and its shareholders on a quarterly basis. However, the Board is not required to authorize the recommencement of the share repurchase program within any specified period of time. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares. There have been no share repurchases during the six months ended June 30, 2025.

(8) CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights for the six months ended June 30, 2025:

For the six months ended June 30, 2025
Per Share Data:
Net asset value at January 1, 2025	$25.22
Net investment income (loss)	1.43
Net realized and unrealized gain (loss)	(0.06)
Net increase (decrease) in net assets resulting from operations	1.37
Distributions declared	(1.44)
Total increase (decrease) in net assets	(0.07)
Net asset value, end of period	25.15
Common Shares outstanding at end of period	13,232,848
Total return based on net asset value(1)	5.56%
Ratio/Supplemental Data:
Net assets at end of period	$332,815
Ratio of expenses before waiver and expense reimbursement to average net asset value(2)	13.46%
Ratio of net expenses to average net asset value(2)	12.86%
Ratio of net investment income to average net asset value(2)	11.55%
Asset coverage ratio	162%
Portfolio Turnover	6.36%

(1) Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company’s distribution reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fees, if any. Total returns for periods of less than 1 year are not annualized.

(2) Annualized for the six months ended June 30, 2025.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following are the financial highlights for the period from February 23, 2024 (commencement of operations) to June 30, 2024:

For the period from February 23, 2024 (commencement of operations) to June 30, 2024
Ratios to average limited partners’ capital(1)(2)
Net Investment income	14.38%
Operating expense	3.48%
Interest expense	22.27%
Total expenses	$25.75%
Expense reimbursement	(4.85)%
Total net expenses	20.90
Internal Rate of Return(3)
As of June 30, 2024	NM

(1) Average limited partners’ capital for the period was calculated based on the average limited partners’ capital balance for the period from February 23, 2024 (commencement of operations) to June 30, 2024.

(2) The ratios are reported on an annualized basis. Non-recurring expenses such as organization costs are not annualized when determining the net investment income ratio, operating expenses ratio, total expenses ratio, expense reimbursement ratio, and total net expenses ratio.

(3) Due to the timing of capital contributions and limited history of operations, the internal rate of return does not accurately depict the performance of the Partnership and therefore management believes it is not meaningful. Refer to the Consolidated Statements of Operations for further information on the Partnership’s performance for the period from February 23, 2024 (commencement of operations) to June 30, 2024.

(9) SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

Distributions

On July 24, 2025, the Company declared a distribution of $0.23 per share to shareholders of record on July 31, 2025 to be payable on August 27, 2025.

July Subscriptions

As of July 1, 2025, the Company issued and sold approximately 2,073,082 of the Company’s Common Shares for an aggregate offering price of approximately $52.1 million, reflecting a purchase price of $25.15 per Common Share.

August Subscriptions

The Company received approximately $15.2 million of net proceeds relating to the issuance of Common Shares for subscriptions effective August 1, 2025.

Share Repurchases

On August 1, 2025, under the Company’s share repurchase program, the Company made a tender offer to purchase up to 600,977.8516 common shares, which represents approximately 5% of the Company’s outstanding shares as of May 31, 2025. The tender offer is for cash at a price equal to the net asset value per share as of September 30, 2025. The offer will expire at 11:59 P.M., Eastern Time, on August 29, 2025.

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

OVERVIEW

We were formed on November 27, 2023, as a Delaware limited partnership named Lord Abbett Private Credit Fund 1, LP. On August 30, 2024, we converted to a Delaware statutory trust and were renamed Lord Abbett Private Credit Fund. We are a non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We are externally managed by the Adviser, which manages our day-to-day operations and provides us with investment advisory services pursuant to the terms of the Advisory Agreement. The Adviser is registered as an investment adviser with the SEC. We will elect to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code.

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

The Company has entered into an Expense Support and Conditional Reimbursement Agreement with the Adviser. For additional information, see “Note 3 - Related Party Transactions - Expense Support and Conditional Reimbursement Agreement.” to our Consolidated Financial Statements included in this Report.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio is presented below:

	As of June 30, 2025			As of December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Secured Debt	$808,044	$808,479	94.4%	$438,194	$439,367	93%
Investments in Joint Venture	48,275	48,371	5.6	33,224	33,221	7
Total Investments	$856,319	$856,850	100%	$471,418	$472,588	100%

Our debt portfolio displayed the following characteristics of each of our investments:

	June 30, 2025	December 31, 2024
Number of portfolio companies	31	22
Percentage of performing debt bearing a floating rate, at fair value	100%	100%
Percentage of performing debt bearing a fixed rate, at fair value	0%	0%
Percentage of our total portfolio on non-accrual, at cost	0%	0%
39

Investment Activity

Our investment activity is presented below:

	For the period from February 23, 2024 (commencement of operations) to June 30, 2024	For the six months ended June 30, 2025
Investment Activity
Investments, at cost
Investments, beginning of period	$—	$439,367
New investments purchased	$232,696	$408,979
Investments sold or repaid	(5,505)	(40,234)
Net accretion of discount on investments	47	1,105
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation/(depreciation)	824	(738)
Investments, end of period	$228,062	$808,479

Portfolio Companies
Portfolio Companies, beginning of period	—	22
Number of new investment commitments in portfolio companies	12	11
Number of investment commitments exited or fully repaid	—	2
Number of Portfolio Companies at period end	12	31
Count of investments	12	32
Count of industries	9	16

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the period from February 23, 2024 commencement of operations) to June 30, 2024
Total investment income	$18,219	$4,323	$32,644	$4,748
Less: Net expenses	9,586	2,544	17,203	2,813
Net investment income before taxes	8,633	1,779	15,441	1,935
Net investment income after taxes	8,633	1,779	15,441	1,935
Net change in unrealized appreciation (depreciation)	(982)	824	(639)	824
Net realized gain (loss)	(12)	—	—	—
Net increase (decrease) in net assets resulting from operations	$7,639	$2,603	$14,802	$2,759
40

Investment Income

Investment income for the three months ended June 30, 2025 and June 30, 2024 was driven by deployment of capital, interest income from our investments, and change in invested balance. The composition of our investment income for the three months ended June 30, 2025 and June 30, 2024 was as follows (dollars in thousands):

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the period from February 23, 2024 (commencement of operations) to June 30, 2024
Investment income:
Non-controlled/non-affiliated investments:
Interest income	$16,517	$4,203	$29,434	$4,624
Fee income	649	120	1,246	124
Controlled/affiliated investments:
Dividend income	1,053	—	1,964	—
Total Investment Income	$18,219	$4,323	$32,644	$4,748

Expenses

Expenses were as follows:

	For the three months ended June 30, 2025	For the six months ended June 30, 2025
Expenses:
Interest expense	$7,146	$12,988
Organizational costs	—	—
Income incentive fees	1,222	2,201
Professional fees	523	944
Management fees	764	1,366
Other general & administrative	67	137
Administration fees	192	342
Amortization of offering costs	31	62
Capital gains incentive fees	(79)	(35)
Total expenses	$9,866	$18,005
Expense reimbursement (Note 3)	(280)	(632)
Management fees waived	—	(170)
Net expenses	$9,586	$17,203

	For the three months ended June 30, 2024	For the period from February 23, 2024 (commencement of operations) to June 30, 2024
Expenses:
Interest expense	$2,584	$2,998
Organizational costs	634	634
Income incentive fees	—	—
Professional fees	92	167
Management fees	—	—
Other general & administrative	66	78
Administration fees	—	—
Amortization of offering costs	—	—
Capital gains incentive fees	—	—
Total expenses	$3,376	$3,877
Expense reimbursement	(832)	(1,064)
Management fees waived	—	—
Net expenses	$2,544	$2,813

Interest and Other Financing Expenses

Interest expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs for the three and six months ended June 30, 2025 were $7,146 and $12,988, respectively. For the three and six months ended June 30, 2025, interest and other debt expenses increased, primarily driven by increased borrowing expenses, on the BofA ABL Credit Facility and SMBC Revolving Credit Facility. For the three months ended June 30, 2024, interest expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs were $2,584. For the period from February 23, 2024 (commencement of operations) to June 30, 2024, interest expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs were $2,998.

The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three months and six months ended June 30, 2025 were 6.44% and 6.48%, respectively.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

Net realized gain (loss) and unrealized gain (loss) on investments were as follows:

	For the three months ended June 30, 2025	For the six months ended June 30, 2025
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(12)	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(994)	(738)
Controlled/affiliated investments	$12	99
Net realized and unrealized gain (loss)	$(994)	$(639)

	For the three months ended June 30, 2024	For the period from February 23, 2024 (commencement of operations) to June 30, 2024
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$—	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	824	824
Controlled/affiliated investments	—	—
Net realized and unrealized gain (loss)	$824	$824

For the three months and six months ended June 30, 2025 net realized loss on our investments was $12 and $0, respectively. For the period from February 23, 2024 (commencement of operations) to June 30, 2024 there were no realized gains on investments.

For the three months and six months ended June 30, 2025 the net change in unrealized depreciation on our investments was $982 and $639, respectively, which was primarily the result of the changes in spreads in the primary and secondary markets. For the three months ended June 30, 2024 the net change in unrealized appreciation was $824. For the period from February 23, 2024 (commencement of operations) to June 30, 2024 the net change in unrealized appreciation was $824.

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

Unregistered Sales of Equity Securities

For the six months ended June 30, 2025, total proceeds from capital contributions/shares sold were as follows:

Date	Shares Issued	Proceeds Received
February 3, 2025	1,782,884	$45,000
March 3, 2025	849,404	21,410
April 1, 2025	513,669	12,965
May 1, 2025	800,756	20,131
June 2, 2025	1,204,565	30,282
Total	5,151,278	$129,788

For the period from February 23, 2024 (commencement of operations) to June 30, 2024, total proceeds from capital contributions/shares sold were as follows:

Date	Proceeds Received
February 23, 2024	$17,000
March 4, 2024	(1,968)
March 25, 2024	10,610
May 21, 2024	46,200
June 27, 2024	8,158
Total	$80,000

The following table summarizes the Company’s distributions declared, paid and payable for the six months ended:

Date Declared	Record Date	Payment Date	Per Share	Total Amount
January 29, 2025	January 29, 2025	February 25, 2025	$0.25	$2,017
February 26, 2025	February 26, 2025	March 27, 2025	0.24	2,365
March 27, 2025	March 27, 2025	April 28, 2025	0.24	2,569
April 24, 2025	April 30, 2025	May 27, 2025	0.24	2,692
May 22, 2025	May 30, 2025	June 27, 2025	0.24	2,885
June 24, 2025	June 30, 2025	July 28, 2025	$0.23	$3,044
Total				$15,572

The following table summarizes the Company’s distributions declared and payable for the period from February 23, 2024 (commencement of operations) to June 30, 2024:

Date Declared	Record Date	Payment Date	Total Amount
June 30, 2024	June 30, 2024	July 24, 2024	$1,935

Debt

The Company’s outstanding debt obligations were as follows:

	As of June 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Less Unamortized Deferred Financing Cost	Carrying Value per Consolidated Statements of Assets and Liabilities
BofA ABL Credit Facility	$400,000	$317,800	$1,721	$316,079
SMBC Revolving Credit Facility	300,000	215,000	3,134	211,866
Total	$700,000	$532,800	$4,855	$527,945

	As of December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Less Unamortized Deferred Financing Cost	Carrying Value per Consolidated Statements of Assets and Liabilities
BofA Revolving Credit Facility	$300,000	$235,882	$309	$235,573
SMBC Revolving Credit Facility	300,000	150,000	3,343	146,657
Total	$600,000	$385,882	$3,652	$382,230

For further details, see “Note 5 - Debt” to our Consolidated Financial Statements included in this Report.

RECENT DEVELOPMENTS

Refer to Note 9 - Subsequent Events to our Consolidated Financial Statements included in this Report.

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

As of June 30, 2025, approximately 100.0% of our debt investments were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2025, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of June 30, 2025):

	Interest Income	Interest Expense	Net Income
Up 100 basis points	8,187	5,328	2,859
Up 50 basis points	4,094	2,664	1,430
Down 50 basis points	(4,094)	(2,664)	(1,430)
Down 100 basis points	(8,187)	(5,328)	(2,859)
Down 200 basis points	(16,375)	(10,656)	(5,719)

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company, the Adviser, and the Administrator may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Each of the Company, the Adviser, and the Administrator is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 7 - Shareholders’ Capital” in this Report, and our Form 10-K filed on March 7, 2025, for the issuance of our common shares for the period ended June 30, 2025. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Item 3: Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits and Financial Statement Schedules

(a) Exhibits

The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1*	Certificate of Trust
3.2*	Amended and Restated Declaration of Trust
3.3*	Bylaws
31.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1***	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104 **	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56673) filed on October 4, 2024.
**	Filed herewith.
***	Furnished herewith.
47

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lord Abbett Private Credit Fund

Date: August 14, 2025	/s/ Stephan Kuppenheimer
Stephan Kuppenheimer
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	/s/ Salvatore Dona
Salvatore Dona
Chief Financial Officer and Treasurer
(Principal Financial Officer)

