Form 10-Q
period 2025-09-30
Lord Abbett Private Credit Fund
filed 2025-11-13
CIK 2008748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, the registrant had 17,988,807.13 shares of common stock, $0.01 par value per share, outstanding.

Lord Abbett Private Credit Fund

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2025

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

3

Lord Abbett Private Credit Fund
Consolidated Statements of Assets and Liabilities (Unaudited)
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

	September 30, 2025	December 31, 2024
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost $890,933, $438,194, respectively)	$892,133	$439,367
Controlled/affiliated investments (cost $58,092, $33,224, respectively)	58,331	33,221
Total investments at fair value (cost of $949,025, $471,418, respectively)	$950,464	$472,588
Cash and cash equivalents	24,151	113,767
Interest receivable from non-controlled/non-affiliated investments	3,689	4,508
Dividend receivable from controlled/affiliated investments	1,930	278
Due from affiliate	593	683
Receivable for investments sold	66	81
Deferred offering costs	-	62
Other assets	24	5
Total assets	$980,917	$591,972

LIABILITIES
Debt (net of deferred financing costs $4,584 and $3,652 respectively) (Note 5)	$548,416	$382,230
Interest payable	6,358	3,806
Distribution payable	3,658	-
Income incentive fees payable	1,606	713
Professional fees payable	855	313
Management fees payable	348	-
Administration fees payable	87	78
Accrued expenses and other liabilities	79	60
Capital gains incentive fees payable	69	36
Due to affiliate	-	1,197
Total liabilities	$561,476	$388,433
Total net assets	$419,441	$203,539
Commitments and contingencies (Note 6)
NET ASSETS
Common shares, $0.01 par value (16,627,096 and 8,071,106 shares issued and outstanding, respectively, unlimited number of authorized shares)	$166	$81
Paid in capital in excess of par value	417,641	202,288
Total distributable earnings /(accumulated loss)	1,634	1,170
Total net assets	$419,441	$203,539
Total liabilities and net assets	$980,917	$591,972
Net asset value per share	$25.23	$25.22

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Statements of Operations (Unaudited)
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the period from February 23, 2024 (commencement of operations) to September 30, 2024
Investment income
Non-controlled/non-affiliated investments:
Interest income	$20,722	$7,035	$50,156	$11,659
Fee income	374	239	1,620	363
Controlled/affiliated investments:
Dividend income	1,931	-	3,895	-
Total investment income	$23,027	$7,274	$55,671	$12,022

Expenses
Interest expense	$8,469	$3,560	$21,457	$6,558
Income incentive fees (Note 3)	1,606	-	3,807	-
Management fees (Note 3)	1,004	-	2,370	-
Professional fees	1,070	429	2,014	596
Administration fees (Note 3)	250	-	592	-
Other general & administrative	65	59	202	137
Amortization of offering costs	-	31	62	31
Capital gains incentive fees (Note 3)	70	-	35	-
Organizational costs	-	71	-	705
Total expenses	$12,534	$4,150	$30,539	$8,027
Expense reimbursement (Note 3)	$(680)	$(572)	$(1,312)	$(1,636)
Management fees waived (Note 3)	-	-	(170)	-
Net expenses	$11,854	$3,578	$29,057	$6,391
Net investment income (loss)	$11,173	$3,696	$26,614	$5,631

Net realized gain/(loss) and change in unrealized appreciation (depreciation):
Net realized gain/(loss):
Non-controlled/non-affiliated investments	$-	$237	$-	$237
Net realized gain/(loss)	$-	$237	$-	$237
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$765	$99	$27	$923
Controlled/affiliated investments	143	-	242	-
Net change in unrealized appreciation (depreciation)	$908	$99	$269	$923
Net realized gain/(loss) and change in unrealized appreciation (depreciation)	$908	$336	$269	$1,160
Net increase (decrease) in net assets resulting from operations	$12,081	$4,032	$26,883	$6,791

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Statements of Changes in Net Assets (Unaudited)
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the period from February 23, 2024 (commencement of operations) to September 30, 2024
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$11,173	$3,696	$26,614	$5,631
Net realized (gain)/loss	-	237	-	237
Net change in unrealized appreciation (depreciation)	908	99	269	923
Net increase (decrease) in net assets resulting from operations	$12,081	$4,032	$26,883	$6,791

Distributions to common shareholders from:
Income distributions	$(10,847)	$(3,574)	$(26,419)	$(5,509)
Net decrease in net assets resulting from distributions	$(10,847)	$(3,574)	$(26,419)	$(5,509)

Capital share transactions:
Proceeds from capital contributions/shares sold	$84,282	$47,011	$214,070	$128,979
Distributions reinvested	1,110	-	1,368	-
Return of capital contributions	-	-	-	(1,968)
Net increase (decrease) from capital share transactions	$85,392	$47,011	$215,438	$127,011
Total increase (decrease) in net assets	86,626	47,469	215,902	128,293
Net assets, beginning of period	$332,815	$80,824	$203,539	$-
Net assets, end of period	$419,441	$128,293	$419,441	$128,293

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Statements of Cash Flows (Unaudited)
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the nine months ended September 30, 2025	For the period from February 23, 2024 (commencement of operations) to September 30, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$26,883	$6,791
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gain (loss)	-	(237)
Net change in unrealized (appreciation)/depreciation	(269)	(923)
Purchases of investments	(567,670)	(384,230)
Proceeds from principal repayments	91,947	72,223
Net amortization (accretion) on investments	(1,884)	(395)
Amortization of deferred financing costs	1,028	516
Amortization of deferred offering costs	62	-
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	819	(2,061)
Dividend receivable from controlled/affiliated investments	(1,652)	-
Due from affiliate	90	(426)
Receivable for investments sold	15	(101)
Other assets	(19)	(96)
Interest payable	2,552	1,211
Income incentive fees payable	893	-
Professional fees payable	542	253
Management fees payable	348	-
Administration fees payable	9	-
Accrued expenses and other liabilities	19	202
Capital gains incentive fees payable	33	-
Due to affiliate	(1,197)	700
Net cash provided by (used in) operating activities	$(447,451)	$(306,573)
Cash flows from financing activities:
Borrowings of debt	674,511	317,687
Repayments of debt	(507,393)	(127,475)
Proceeds from capital contributions/shares sold	214,070	128,979
Return of capital contributions	-	(1,968)
Income distributions to common shareholders, net of change in distributions payable and reinvested	(21,393)	(5,509)
Deferred financing costs paid	(1,960)	(1,145)
Net cash provided by (used in) financing activities	$357,835	$310,569
Net increase (decrease) in cash and cash equivalents	(89,616)	3,996
Cash and cash equivalents, beginning of period	113,767	-
Cash and cash equivalents, end of period	$24,151	$3,996
Supplemental cash flow information
Interest paid during the period	$17,877	$4,832
Reinvestment of distributions during the period	$1,368	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Secured Debt(4)(6)

Aerospace & Defense
Accel International Holdings Inc (Term Loan)	3M S + 4.50%	8.81%	4/26/2032	$12,568	$12,504	$12,505	2.98%
Accel International Holdings Inc (Revolver) (7)	3M S + 4.50%	N/A	4/26/2032	—	(10)	(11)	—
Applied Aerospace Structures Corp. (Term Loan)	3M S + 4.50%	8.50%	11/29/2030	39,663	39,326	39,564	9.43
Applied Aerospace Structures Corp. (Delayed Draw) (7)	3M S + 4.50%	N/A	11/29/2030	—	(67)	(40)	(0.01)
Applied Aerospace Structures Corp. (Revolver) (7)	3M S + 4.50%	8.50%	11/29/2030	2,404	2,350	2,388	0.57
Electro Methods (Term Loan)	3M S + 4.75%	8.96%	2/23/2032	29,470	29,061	29,028	6.93
Electro Methods (Revolver) (7)	3M S + 4.75%	N/A	2/23/2032	—	(97)	(106)	(0.03)
					83,067	83,328	19.87
Air Freight & Logistics
ICAT Intermediate Holdings LLC (Term Loan)	1M S + 6.00%	10.17%	3/1/2029	27,576	27,163	27,163	6.48
ICAT Intermediate Holdings LLC (Delayed Draw) (7)	1M S + 6.00%	N/A	3/1/2029	—	(103)	(103)	(0.02)
ICAT Intermediate Holdings LLC (Revolver) (7)	1M S + 6.00%	N/A	3/1/2029	—	(31)	(31)	(0.01)
RJW Logistics Group, Inc (Term Loan)	3M S + 5.00%	9.00%	11/26/2031	34,633	34,316	34,286	8.18
RJW Logistics Group, Inc (Delayed Draw) (7)	3M S + 5.00%	9.00%	11/26/2031	2,945	2,930	2,911	0.69
RJW Logistics Group, Inc (Term Loan)	3M S + 5.00%	9.00%	9/23/2032	17,101	16,931	16,930	4.04
RJW Logistics Group, Inc (Delayed Draw) (7)	3M S + 5.00%	N/A	9/23/2032	—	(14)	(29)	(0.01)
					81,192	81,127	19.35
Building Materials
CP Atlas Buyer, Inc. (Term Loan) (10)	1M S + 5.25%	9.41%	7/8/2030	14,400	13,852	14,148	3.37
					13,852	14,148	3.37
Commercial Services & Supplies
Ambient Enterprises Holdco, LLC (Term Loan)	3M S + 5.25%	9.25%	6/28/2030	7,346	7,274	7,272	1.73
Ambient Enterprises Holdco, LLC (Delayed Draw)	3M S + 5.25%	9.25%	6/28/2030	425	422	421	0.10
Ambient Enterprises Holdco, LLC (Delayed Draw) (7)	3M S + 5.25%	9.24%	6/28/2030	79	74	73	0.02
JFL-Atomic AcquisitionCo, Inc. (Term Loan)	3M S + 4.75%	8.95%	2/20/2031	46,235	45,594	45,600	10.87
JFL-Atomic AcquisitionCo, Inc. (Delayed Draw) (7)	3M S + 4.75%	8.95%	2/20/2031	5,560	5,384	5,285	1.26
JFL-Atomic AcquisitionCo, Inc. (Revolver) (7)	3M S + 4.75%	N/A	2/20/2031	—	(83)	(86)	(0.02)
Meridian Waste Acquisitions, LLC (Term Loan)	3M S + 3.38%	7.55%	8/30/2029	8,873	8,856	8,873	2.12
Meridian Waste Acquisitions, LLC (Delayed Draw) (7)	3M S + 3.38%	7.55%	8/30/2029	3,433	3,433	3,433	0.82
Meridian Waste Acquisitions, LLC (Revolver) (7)	3M S + 3.38%	7.38%	8/30/2029	586	586	586	0.14

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)
September 30, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
United Flow Technologies Intermediate Holdco II, LLC (Term Loan)	3M S + 5.25%	9.25%	6/23/2031	$11,880	$11,729	$11,835	2.82%
United Flow Technologies Intermediate Holdco II, LLC (Delayed Draw)	3M S + 5.25%	9.31%	6/23/2031	9,954	9,830	9,916	2.36
United Flow Technologies Intermediate Holdco II, LLC (Delayed Draw) (7)	3M S + 5.25%	9.45%	6/23/2031	2,325	2,265	2,288	0.55
United Flow Technologies Intermediate Holdco II, LLC (Revolver) (7)	3M S + 5.25%	N/A	6/21/2030	—	(23)	(8)	—
					95,341	95,488	22.77
Construction & Engineering
Qualus Power Services Corp (Delayed Draw) (7)	3M S + 5.00%	9.32%	3/27/2028	8,825	8,701	8,825	2.10
					8,701	8,825	2.10
Containers & Packaging
Schoeneck Containers, LLC (Term Loan)	1M S + 4.10%	8.38%	5/7/2028	9,147	9,147	9,147	2.18
Schoeneck Containers, LLC (Delayed Draw)	1M S + 4.10%	8.38%	5/7/2028	4,672	4,672	4,672	1.11
Schoeneck Containers, LLC (Revolver) (7)	1M S + 4.10%	8.38%	5/7/2028	273	273	273	0.07
					14,092	14,092	3.36
Consumer Discretionary
Spotless Brands, LLC (Delayed Draw) (7)	3M S + 1.00%	N/A	7/25/2028	—	(81)	(81)	(0.02)
					(81)	(81)	(0.02)
Electrical Equipment
Spark Buyer, LLC (Term Loan)	3M S + 5.25%	9.44%	10/15/2031	46,523	45,897	44,953	10.72
Spark Buyer, LLC (Delayed Draw) (7)	3M S + 5.25%	N/A	10/15/2031	—	(122)	(633)	(0.15)
Spark Buyer, LLC (Revolver) (7)	3M S + 5.25%	9.24%	10/15/2031	3,188	3,066	2,870	0.68
					48,841	47,190	11.25
Health Care Equipment & Supplies
MGS MFG. Group, Inc. (Term Loan)	1M S + 4.50%	8.76%	5/31/2027	3,316	3,316	3,316	0.79
MGS MFG. Group, Inc. (Delayed Draw)	1M S + 4.50%	8.76%	5/31/2027	2,700	2,700	2,700	0.64
MGS MFG. Group, Inc. (Revolver) (7)	1M S + 4.50%	N/A	5/31/2027	—	—	—	—
					6,016	6,016	1.43
Health Care Providers & Services
Continental Buyer Inc (Term Loan)	1M S + 4.50%	8.66%	4/2/2031	44,803	44,251	44,690	10.65
Continental Buyer Inc (Revolver) (7)	1M S + 4.50%	N/A	4/2/2031	—	(57)	(12)	—
Flourish Research Acquistion, LLC (Term Loan)	3M S + 5.00%	9.25%	11/6/2031	35,960	35,584	35,690	8.51
Flourish Research Acquistion, LLC (Delayed Draw) (7)	3M S + 5.00%	N/A	11/6/2031	—	(76)	(21)	(0.01)
Flourish Research Acquistion, LLC (Revolver) (7)	3M S + 5.00%	9.22%	11/6/2031	523	468	492	0.12
					80,170	80,839	19.27
Insurance
World Insurance Associates, LLC (Delayed Draw) (7)	3M S + 5.00%	9.00%	4/3/2030	1,068	1,055	1,049	0.25
World Insurance Associates, LLC (Revolver) (7)	3M S + 5.00%	N/A	4/3/2030	—	(1)	(1)	—
					1,054	1,048	0.25
IT Services
BCM One, Inc. (Term Loan)	6M S + 4.50%	8.77%	11/17/2027	9,602	9,602	9,602	2.29
BCM One, Inc. (Delayed Draw)	6M S + 4.50%	8.80%	11/17/2027	4,726	4,726	4,726	1.13
BCM One, Inc. (Revolver) (7)	6M S + 4.50%	N/A	11/17/2027	—	—	—	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)
September 30, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
GCOM (Term Loan)	3M S + 7.50%	11.98%	8/21/2028	$39,202	$38,884	$39,251	9.36%
Security 101 (Term Loan)	3M S + 5.00%	9.00%	4/11/2028	77,460	76,796	76,879	18.32
Security 101 (Revolver) (7)	3M S + 5.00%	N/A	4/11/2028	—	(50)	(45)	(0.01)
Uptime Institute (Term Loan)	1M S + 5.00%	9.24%	1/12/2027	16,173	16,048	16,092	3.84
Uptime Institute (Revolver) (7)	1M S + 5.50%	9.24%	1/12/2027	131	131	120	0.03
					146,137	146,625	34.96
Leisure Products
Playpower, Inc. (Term Loan)	3M S + 5.25%	9.25%	8/28/2030	43,000	42,454	43,000	10.25
Playpower, Inc. (Revolver) (7)	3M S + 5.25%	N/A	8/28/2030	—	(81)	—	—
					42,373	43,000	10.25
Life Sciences Tools & Services
TransnetYX, Inc (Term Loan)	3M S + 4.75%	8.75%	4/13/2026	13,606	13,606	13,606	3.24
TransnetYX, Inc (Revolver) (7)	3M S + 4.75%	N/A	4/13/2026	—	—	—	—
					13,606	13,606	3.24
Professional Services
ComPsych Investment Corp. (Term Loan)	3M S + 4.75%	9.08%	7/22/2031	15,056	15,024	15,037	3.59
ComPsych Investment Corp. (Delayed Draw) (7)	3M S + 4.75%	N/A	7/22/2031	—	(8)	(10)	—
Vensure Employer Services Inc (Term Loan)	3M S + 5.00%	9.00%	9/29/2031	25,207	25,101	25,113	5.98
Vensure Employer Services Inc (Delayed Draw) (7)	3M S + 5.00%	N/A	9/29/2031	—	(15)	(10)	—
					40,102	40,130	9.57
Real Estate Management & Development
Vacation Rental Brands, LLC (Term Loan)	3M S + 5.25%	9.25%	5/6/2032	54,510	53,990	54,101	12.90
Vacation Rental Brands, LLC (Delayed Draw) (7)	3M S + 5.25%	N/A	5/6/2032	—	(29)	(32)	(0.01)
Vacation Rental Brands, LLC (Revolver) (7)	3M S + 5.25%	N/A	5/6/2032	—	(53)	(41)	(0.01)
					53,908	54,028	12.88
Software
Databricks Inc (Term Loan)	1M S + 4.50%	8.72%	1/3/2031	20,313	20,222	20,313	4.84
Databricks Inc (Delayed Draw) (7)	1M S + 4.50%	N/A	1/3/2031	—	—	—	—
LeadVenture, Inc (Term Loan)	3M S + 5.25%	9.25%	6/23/2032	49,916	49,188	49,167	11.73
LeadVenture, Inc (Delayed Draw) (7)	3M S + 5.25%	9.25%	6/23/2032	3,138	3,046	2,995	0.71
LeadVenture, Inc (Revolver) (7)	3M S + 5.25%	N/A	6/23/2032	—	(69)	(71)	(0.02)
					72,387	72,404	17.26
Telecommunication Services
CCI Buyer, Inc. (Term Loan)	3M S + 5.00%	9.00%	5/13/2032	27,524	27,261	27,387	6.53
CCI Buyer, Inc. (Revolver) (7)	3M S + 5.00%	N/A	5/13/2032	—	(15)	(8)	—
Clearwave Fiber (Revolver) (7)	3M S + 4.00%	8.00%	12/13/2029	7,137	7,010	7,002	1.67
					34,256	34,381	8.20
Textiles, Apparel & Luxury Goods
Kravet Inc. (Term Loan)	3M S + 5.25%	8.00%	11/26/2030	26,409	26,061	26,079	6.22
Kravet Inc. (Revolver) (7)	3M S + 5.25%	N/A	11/26/2030	—	(68)	(66)	(0.02)
					25,993	26,013	6.20
Total First Lien Secured Debt					$861,007	$862,207	205.56%
Second Lien Secured Debt(4)(6)
Software
SolarWinds Holdings, Inc. (Term Loan)	3M S + 6.00%	10.03%	4/18/2033	31,000	29,926	29,926	7.13
					29,926	29,926	7.13
Total Second Lien Secured Debt					$29,926	$29,926	7.13%

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)
September 30, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
Investment in Joint Venture(4)(6)(9)
SBLA Private Credit LLC (5)	N/A	N/A	N/A	58,092	$58,092	$58,331	13.91%
Total Investment in Joint Venture					$58,092	$58,331	13.91%
Total Investments(8)					$949,025	$950,464	226.60%

(1)	Unless otherwise indicated, debt investments held by the Company are denominated in USD dollars and are income producing.

(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), or an alternate base rate (commonly based on the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of September 30, 2025.

(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

(4)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.

(5)	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any nonqualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2025, non-qualifying assets represented approximately 5.95% of the total assets of the Company.

(6)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies and Note 4 -Investments”).

(7)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from the unfunded commitment being valued below par and/or unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments:

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)
September 30, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments	Maturity Date	Unfunded
Accel International Holdings Inc (Revolver)	4/26/2032	$2,162
Ambient Enterprises Holdco LLC, (Delayed Draw)	6/28/2030	576
Applied Aerospace Structures Corp. (Delayed Draw)	11/29/2030	16,026
Applied Aerospace Structures Corp. (Revolver)	11/29/2030	4,006
BCM One, Inc. (Revolver)	11/17/2027	1,530
CCI Buyer, Inc. (Revolver)	5/13/2032	1,607
Clearwave Fiber (Revolver)	12/13/2029	4,862
ComPsych Investment Corp. (Delayed Draw)	7/22/2031	7,778
Continental Buyer Inc (Revolver)	4/2/2031	4,777
Databricks Inc (Delayed Draw)	1/3/2031	4,688
Electro Methods (Revolver)	2/23/2032	7,090
Flourish Research Acquistion, LLC (Delayed Draw)	11/6/2031	2,825
Flourish Research Acquistion, LLC (Revolver)	11/6/2031	3,661
ICAT Intermediate Holdings LLC (Delayed Draw)	3/1/2029	13,801
ICAT Intermediate Holdings LLC (Revolver)	3/1/2029	2,095
JFL-Atomic AcquisitionCo, Inc. (Delayed Draw)	2/20/2031	14,482
JFL-Atomic AcquisitionCo, Inc. (Revolver)	2/20/2031	6,264
Kravet Inc. (Revolver)	11/26/2030	5,284
LeadVenture, Inc (Delayed Draw)	6/23/2032	6,370
LeadVenture, Inc (Revolver)	6/23/2032	4,754
Meridian Waste Acquisitions, LLC (Delayed Draw)	8/30/2029	476
Meridian Waste Acquisitions, LLC (Revolver)	8/30/2029	1,190
MGS MFG. Group, Inc. (Revolver)	5/31/2027	1,776
Playpower, Inc. (Revolver)	8/28/2030	6,565
Qualus Power Services Corp (Delayed Draw)	3/27/2028	16,175
RJW Logistics Group, Inc (Delayed Draw)	11/26/2031	491
RJW Logistics Group, Inc (Delayed Draw)	9/23/2032	2,899
Schoeneck Containers, LLC (Revolver)	5/7/2028	3,136
Security 101 (Revolver)	4/11/2028	5,958
Spark Buyer, LLC (Delayed Draw)	10/15/2031	18,750
Spark Buyer, LLC (Revolver)	10/15/2031	6,188
Spotless Brands, LLC (Delayed Draw)	7/25/2028	21,848
TransnetYX, Inc (Revolver)	4/13/2026	2,167
United Flow Technologies Intermediate Holdco II, LLC (Delayed Draw)	6/23/2031	7,675
United Flow Technologies Intermediate Holdco II, LLC (Revolver)	6/21/2030	2,000
Uptime Institute (Revolver)	1/12/2027	2,056
Vacation Rental Brands, LLC (Delayed Draw)	5/6/2032	4,206
Vacation Rental Brands, LLC (Revolver)	5/6/2032	5,462
Vensure Employer Services Inc (Delayed Draw)	9/29/2031	2,622
World Insurance Associates, LLC (Delayed Draw)	4/3/2030	3,932
World Insurance Associates, LLC (Revolver)	4/3/2030	250
Total		$230,460

(8)	Unless otherwise indicated, all securities are pledged as collateral to our SMBC Revolving Credit Facility (“SMBC Revolving Credit Facility”) or our ABL Credit Facility with Bank of America (“ABL Credit Facility”) as defined in “Note 5 - Debt”. As such, these securities are not available as collateral to our general creditors.

(9)	Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2025, the Company’s controlled/affiliated investments were as follows:

	Fair Value as of January 1, 2025	Gross Additions	Gross Reductions	Net Change in Unrealized appreciation/ (depreciation)	Net Realized Gain (Loss)	Fair Value as of September 30, 2025	Dividend Income
Controlled/Affiliated Investments
SBLA Private Credit LLC	$33,221	$24,868	$—	$242	$—	$58,331	$3,895
Total	$33,221	$24,868	$—	$242	$—	$58,331	$3,895

(10)	Investment is valued using quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices unobservable inputs (Level 2), (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 -Investments”).

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Concluded)
September 30, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following shows the composition of the Company’s portfolio at fair value by industry and geography as of September 30, 2025.

Industry	First Lien Secured Debt	Second Lien Secured Debt	Joint Venture	Total	Percentage of Total Investments at Fair Value
Aerospace & Defense	$83,328	$-	$-	$-	8.77%
Air Freight & Logistics	54,098	-	-	54,098	5.69%
Air Freight & Logistics	27,029	-	-	27,029	2.84%
Building Materials	14,148	-	-	14,148	1.49%
Commercial Services & Supplies	95,488	-	-	95,488	10.05%
Construction and Engineering	8,825	-	-	8,825	0.93%
Consumer Discretionary	(81)	-	-	(81)	(0.01)%
Containers & Packaging	14,092	-	-	14,092	1.48%
Electrical Equipment	47,190	-	-	47,190	4.96%
Health Care Equipment & Supplies	6,016	-	-	6,016	0.63%
Health Care Providers & Services	80,839	-	-	80,839	8.51%
Insurance	1,048	-	-	1,048	0.11%
Investments in Joint Venture	-	-	58,331	58,331	6.14%
IT Services	146,625	-	-	146,625	15.43%
Leisure Products	43,000	-	-	43,000	4.52%
Life Sciences Tools & Services	13,606	-	-	13,606	1.43%
Professional Services	40,130	-	-	40,130	4.22%
Real Estate Management & Development	54,028	-	-	54,028	5.68%
Software	72,404	29,926	-	102,330	10.77%
Telecommunication Services	34,381	-	-	34,381	3.62%
Textiles, Apparel & Luxury Goods	26,013	-	-	26,013	2.74%
Total	$862,207	$29,926	$58,331	$950,464	100%

Geography	Fair Value	Percentage of Total Investments at Fair Value
United States	$950,464	100.00%
Total	$950,464	100.00%

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedule of Investments (Unaudited)
December 31, 2024

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Secured Debt— non-controlled/non-affiliated(4) (6)
Aerospace & Defense
Applied Aerospace Structures Corp. (Term Loan)	3M S + 4.75%	9.08%	12/1/2030	$39,964	$39,577	$39,616	19.47%
Applied Aerospace Structures Corp. (Delayed Draw)(8)	3M S + 4.75%	N/A	11/29/2030	—	(77)	(139)	(0.07)
Applied Aerospace Structures Corp. (Revolver)(8)	3M S + 4.75%	N/A	11/29/2030	—	(62)	(56)	(0.03)
					39,438	39,421	19.37
Air Freight & Logistics
RJW Logistics Group, Inc (Term Loan)	3M S + 5.25%	9.58%	11/26/2031	34,633	34,285	34,284	16.85
RJW Logistics Group, Inc (Delayed Draw)(8)	3M S + 5.25%	N/A	11/26/2031	—	(17)	(17)	(0.01)
					34,268	34,267	16.84
Commercial Services & Supplies
Ambient Enterprises Holdco LLC (Term Loan)	3M S + 5.75%	10.08%	12/27/2031	2,073	2,052	2,052	1.01
Ambient Enterprises Holdco LLC (Delayed Draw)(8)	3M S + 5.75%	N/A	6/30/2030	—	(2)	(2)	—(11)
Meridian Waste Acquisitions, LLC (Term Loan)	3M S + 3.75%	8.40%	8/30/2029	9,043	9,023	8,998	4.41
Meridian Waste Acquisitions, LLC (Delayed Draw)(8)	1M S + 3.75%	8.25%	8/30/2029	927	927	907	0.45
Meridian Waste Acquisitions, LLC (Revolver)(8)	3M S + 3.25%	7.99%	8/30/2029	275	275	266	0.13
United Flow Technologies Intermediate Holdco II, LLC (Term Loan)	3M S + 5.25%	9.58%	6/23/2031	11,970	11,800	11,866	5.83
United Flow Technologies Intermediate Holdco II, LLC (Delayed Draw)(8)	3M S + 5.25%	9.88%	6/23/2031	980	904	893	0.44
United Flow Technologies Intermediate Holdco II, LLC (Revolver)(8)	3M S + 5.25%	N/A	6/21/2030	—	(27)	(17)	(0.01)
					24,952	24,963	12.26
Construction and Engineering
Qualus Power Services Corp (Delayed Draw)(8)	3M S + 1.00%	N/A	3/27/2028	—	(118)	(118)	(0.06)
					(118)	(118)	(0.06)
Containers & Packaging
Schoeneck Containers, LLC (Term Loan)	3M S + 4.75%	9.53%	5/7/2025	9,322	9,322	9,311	4.57
Schoeneck Containers, LLC (Delayed Draw)	3M S + 4.75%	9.53%	5/7/2025	4,756	4,756	4,751	2.33
Schoeneck Containers, LLC (Revolver)(8)	3M P + 3.75%	11.25%	5/7/2025	597	597	592	0.30
					14,675	14,654	7.20
Electrical Equipment
Sparkstone Electrical Group (Term Loan)	3M S + 5.25%	9.77%	10/15/2031	46,875	46,187	46,187	22.70
Sparkstone Electrical Group (Delayed Draw)(8)	3M S + 5.25%	N/A	10/15/2031	—	(136)	(136)	(0.07)
Sparkstone Electrical Group (Revolver)(8)	3M S + 5.25%	N/A	10/15/2031	—	(137)	(137)	(0.07)
					45,914	45,914	22.56
Health Care Equipment & Supplies
MGS MFG. Group, Inc. (Term Loan)	1M S + 4.25%	8.71%	5/31/2027	3,312	3,312	3,312	1.63
MGS MFG. Group, Inc. (Delayed Draw)	1M S + 4.25%	8.71%	5/31/2027	2,794	2,794	2,794	1.37
MGS MFG. Group, Inc. (Revolver)(8)	3M S + 4.25%	N/A	5/31/2027	—	—	—	—
					6,106	6,106	3.00
Health Care Providers & Services
Continental Buyer Inc (Term Loan)	6M S + 5.25%	9.50%	4/2/2031	32,403	31,954	32,403	15.92
Continental Buyer Inc (Delayed Draw)(8)	3M S + 5.25%	N/A	4/2/2031	—	(85)	—	—
Continental Buyer Inc (Revolver)(8)	3M S + 5.25%	9.53%	4/2/2031	—	(64)	—	—
Endo1 Partners - California, LLC	1M S + 5.25%	9.86%	3/24/2026	4,807	4,807	4,807	2.36
Flourish Research Acquisition, LLC (Term Loan)	3M S + 5.00%	9.53%	11/6/2031	15,970	15,734	15,734	7.73
Flourish Research Acquisition, LLC (Delayed Draw)(8)	3M S + 5.00%	9.44%	11/6/2031	837	773	773	0.38
Flourish Research Acquisition, LLC (Revolver)(8)	3M S + 5.00%	N/A	11/6/2031	—	(61)	(61)	(0.03)
					53,058	53,656	26.36

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedule of Investments (Unaudited) (Continued)
December 31, 2024
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Insurance
Ardonagh Midco 3 PLC (Term Loan)(5)(7)	6M S + 4.75%	9.90%	2/17/2031	$29,398	$28,995	$29,398	14.44%
RSC Acquisition, Inc. (Delayed Draw)	3M S + 4.75%	9.34%	11/1/2029	7,135	7,104	7,117	3.50
RSC Acquisition, Inc. (Delayed Draw)(8)	3M S + 4.75%	N/A	11/1/2029	—	(186)	(100)	(0.05)
RSC Acquisition, Inc. (Revolver)(8)	3M P + 3.75%	N/A	10/30/2029	—	(24)	(13)	(0.01)
					35,889	36,402	17.88
IT Services
BCM One, Inc. (Term Loan)	6M S + 4.50%	8.85%	11/17/2027	9,684	9,684	9,684	4.76
BCM One, Inc. (Delayed Draw)	1M S + 4.50%	8.96%	11/17/2027	4,762	4,762	4,762	2.34
BCM One, Inc. (Revolver)(8)	3M S + 4.50%	N/A	11/17/2027	—	—	—	—
GCOM (Term Loan)	3M S + 7.50%	12.28%	8/1/2031	39,798	39,414	39,500	19.40
					53,860	53,946	26.50
Leisure Products
Playpower, Inc. (Term Loan)	3M S + 5.25%	9.58%	8/28/2030	43,326	42,704	42,732	20.99
Playpower, Inc. (Revolver)(8)	3M S + 5.25%	N/A	8/28/2030	—	(93)	(90)	(0.04)
					42,611	42,642	20.95
Life Sciences Tools & Services
TransnetYX, Inc (Term Loan)	3M S + 5.25%	9.78%	4/13/2027	16,050	16,050	16,050	7.89
TransnetYX, Inc (Revolver)(8)	3M S + 5.25%	N/A	4/13/2027	—	—	—	—
					16,050	16,050	7.89
Professional Services
ComPsych Investment Corp. (Term Loan)	3M S + 4.75%	9.38%	7/22/2031	15,170	15,134	15,132	7.44
ComPsych Investment Corp. (Delayed Draw)(8)	3M S + 4.75%	N/A	7/22/2031	—	(9)	(19)	(0.01)
Vensure Employer Services Inc (Term Loan)	3M S + 5.00%	9.33%	9/29/2031	19,888	19,793	19,792	9.72
Vensure Employer Services Inc (Delayed Draw)(8)	3M S + 5.00%	9.65%	9/29/2031	1,234	1,208	1,194	0.59
					36,126	36,099	17.74
Telecommunication Services
Clearwave Fiber (Revolver)(8)	3M S + 4.00%	8.40%	12/13/2029	6,439	6,291	6,291	3.09
					6,291	6,291	3.09
Textiles, Apparel & Luxury Goods
Kravet Inc. (Term Loan)	1M S + 5.25%	9.77%	11/25/2030	29,590	29,152	29,152	14.32
Kravet Inc. (Revolver)(8)	3M S + 5.25%	N/A	11/25/2030	—	(78)	(78)	(0.04)
					29,074	29,074	14.28

Total First Lien Secured Debt—non-controlled/non-affiliated					$438,194	$439,367	215.86%

Investments—controlled/affiliated
Investments in Joint Venture(4)(6)(10)
SBLA Private Credit LLC(5)				$33,224	$33,224	$33,221	16.32%
					33,224	33,221	16.32
Total Investments in Joint Venture					$33,224	$33,221	16.32%
Total Investments at Fair Value(9)					$471,418	$472,588	232.18%

(1)	Unless otherwise indicated, debt investments held by the Company are denominated in USD dollars. All debt investments are income producing unless otherwise indicated.

(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), or an alternate base rate (commonly based on the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of December 31, 2024.

(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

(4)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.

(5)	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any nonqualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2024, non-qualifying assets represented approximately 10.59% of the total assets of the Company.

(6)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies and Note 4 -Investments”).

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedule of Investments (Unaudited) (Continued)
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

Lord Abbett Private Credit Fund
Consolidated Schedule of Investments (Unaudited) (Concluded)
December 31, 2024
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(10)	Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2024, the Company’s controlled/affiliated investments were as follows:

Controlled/Affiliated Investments	Fair Value as of February 23, 2024 (commencement of operations)	Gross Additions	Gross Reductions	Net Change in Unrealized appreciation/ (depreciation)	Net Realized Gain (Loss)	Fair Value as of December 31, 2024	Dividend Income
SBLA Private Credit LLC	$–	$33,224	$–	$(3)	$–	$33,221	$278
Total	$–	$33,224	$–	$(3)	$–	$33,221	$278

(11)	Amount is less than (0.01)%.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2025

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

On August 30, 2024 (the “Conversion Date”), Lord Abbett Private Credit Fund 1, LP filed a certificate of conversion with the state of Delaware to convert from a limited partnership to a Delaware statutory trust and changed its name to Lord Abbett Private Credit Fund. Effective September 30, 2024, all limited partnership interests were converted into common shares, formalizing the unitization of Lord Abbett Private Credit Fund. On this date 5,080,444 shares were issued and outstanding at a par value of $0.01.

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

Consolidation

As provided under Regulation S-X and ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries in the Consolidated Financial Statements. All intercompany balances and transactions have been eliminated in consolidation.

The Company does not consolidate SBLA Private Credit LLC (the “SBLA JV”). See “Note 4 - Investments” for further description of the joint venture.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2025

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

Cash and cash equivalents are carried at cost, which approximates fair value. The cash and cash equivalents balance as of September 30, 2025 and December 31, 2024 was $24,151 and $113,767, respectively.

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

September 30, 2025

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

The Fair Value Committee manages the Company’s fair valuation practices and maintains the fair valuation policies and procedures. To assess the continuing appropriateness of pricing sources and methodologies, the Fair Value Committee regularly performs price verification procedures, engages in oversight activities with respect to independent third-party pricing sources used and issues challenges as necessary. In addition, the Fair Value Committee may rely on independent third party valuation firms to assist us in determining fair value of certain investments. At least each quarter, the valuation process will be reassessed by the Adviser or an independent valuation firm to reflect company specific events and the latest market data for certain investments. The Adviser reports to the Board information regarding the fair valuation process and related material matters. The Board may determine to modify its designation of the Adviser as valuation designee, relating to any or all Company investments, at any time.

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

September 30, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Payment-in-Kind (“PIK”) Income

The Company may have loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three and nine months ended September 30, 2025, there was no PIK income.

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

Non-Accrual Investments

Loans are generally placed on non-accrual status when, in management’s judgement, there is sufficient doubt that all or a portion of principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2025 and December 31, 2024, there were no loans on non-accrual status.

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

Income Taxes

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company reviews and evaluates tax positions in its major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. Based on this review, the Company has determined the major tax jurisdictions to be where the Company is organized, where the Company makes investments, and where the Company is located; however, no reserves for uncertain tax positions were recorded for the period ended December 31, 2024 and for the three and nine months ended September 30, 2025. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no tax liability or expense, including interest and penalties, has been recorded in the Consolidated Financial Statements. Generally, the Company’s U.S. federal, state, and local tax returns remain open for examination for a period of three to five years from when they are filed under varying statutes of limitations.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2025

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

In addition, based on the excise tax distribution requirements, the Company will be subject to a 4% non-deductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary net income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any ordinary income or capital gain net income realized, but not distributed, in prior years. For this purpose, the Company will be deemed to have distributed any income and gains on which it paid U.S. federal income tax.

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

Segment Reporting

An operating segment is defined in FASB ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”), as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available.

The CODM for the Company is Lord Abbett & Co. LLC (“Lord Abbett”) through its Management, Investment and Operating Committees, which are responsible for assessing performance and making decisions about resource allocation. The CODM has determined that the Company has a single operating segment based on the fact that the CODM monitors the operating results of the Company as a whole and that the Company’s long-term strategic asset allocation is pre-determined in accordance with the terms of its prospectus, based on a defined investment strategy which is executed by the Company’s portfolio managers as a team. The financial information provided to and reviewed by the CODM is consistent with that presented within the Company’s Consolidated Schedules of Investments, Consolidated Statements of Assets and Liabilities, Consolidated Statements of Operations, Consolidated Statements of Changes in Net Assets, Consolidated Statements of Cash Flows and Consolidated Financial Highlights.

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

September 30, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Pursuant to the Expense Support Agreement the Company has entered into with the Adviser, the Adviser is obligated to advance all of the Company’s Other Operating Expenses (each, a “Required Expense Payment”) to the effect that such expenses do not exceed 0.70% (on an annualized basis) of the Company’s NAV. Any Required Expense Payment must be paid by the Adviser to the Company in any combination of cash or other immediately available funds and/or offset against amounts due from the Company to the Adviser or its affiliates. “Other Operating Expenses” means the Company’s organizational and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, excluding the Company’s base management and incentive fees owed to the Adviser, financing fees and costs (other than upfront fees on the Company’s initial credit facility), brokerage commissions, placement agent fees, costs and expenses of distributing and placing the Company’s common shares (“Common Shares”), extraordinary expenses and any interest expenses owed by the Company, all as determined in accordance with U.S. GAAP.

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

Based on the terms described above, the Company may be obligated to make Reimbursement Payments to the Adviser in accordance with the Expense Support Agreement. As of September 30, 2025, no such reimbursements were required.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table presents a cumulative summary of the expense payments and reimbursement payments as of September 30, 2025:

For the Quarter Ended	Required Expense Payments by Adviser	Required Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
March 31, 2024	$232	$-	$232	March 31, 2027
June 30, 2024	832	-	832	June 30, 2027
September 30, 2024	572	-	572	September 30, 2027
December 31, 2024	949	-	949	December 31, 2027
March 31, 2025	353	-	353	March 31, 2028
June 30, 2025	280	-	280	June 30, 2028
September 30, 2025	680	-	680	September 30, 2028
Total	$3,898	$-	$3,898

Due to / Due From Affiliate

From time to time, the Adviser may pay certain expenses or fees on behalf of the Company. These expenses will be paid by the Company at a future date. For the three and nine months ended September 30, 2025, in accordance with the Expense Support Agreement, the Required Expense Payments by the Adviser were $680 and $1,312, respectively, for certain expenses incurred. As of September 30, 2025 and December 31, 2024, $593 and $683, respectively, remains receivable from the Adviser and are included in Due from Affiliate on the Consolidated Statements of Assets and Liabilities.

Management fee

Prior to the BDC Election Date, the Company did not incur management fees. Following the BDC Election Date, the Company began to accrue management fees. The management fee is payable monthly in arrears at an annual rate of 1.00% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month, adjusted for any share issuances or repurchases during the applicable month. For purposes of the Advisory Agreement, net assets mean the Company’s total assets less liabilities determined on a consolidated basis in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). For the three and nine months ended September 30, 2025, the Company incurred $1,004 and $2,200, respectively, in management fees net of voluntary management fees waived. As of September 30, 2025, $348 of such management fees were unpaid and are included in Management fees payable on the Consolidated Statements of Assets and Liabilities. For the three months ended September 30, 2024, the Company incurred $0 in management fees net of voluntary management fees waived. For the period from February 23, 2024 (commencement of operations) to September 30, 2024, the Company incurred $0 in management fees net of voluntary management fees waived.

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

September 30, 2025

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

Prior to the BDC Election Date, the Company did not incur incentive fees. Following the BDC Election Date, the Company began to accrue incentive fees. For the three and nine months ended September 30, 2025, income based incentive fees were $1,606 and $3,807, respectively. For the three months ended September 30, 2024, income based incentive fees were $0. For the period from February 23, 2024 (commencement of operations) to September 30, 2024, income based incentive fees were $0. As of September 30, 2025 and December 31, 2024, $1,606 and $713, respectively, of such income based incentive fees were unpaid and are included in Income incentive fees payable on the Consolidated Statements of Assets and Liabilities.

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

We accrued capital gains based incentive fees of $70 and $35, respectively, for the three and nine months ended September 30, 2025. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual. As of September 30, 2025 and December 31, 2024, $69 and $36, respectively, of capital gains incentive fees, were unpaid and are included in Capital gains incentive fees payable on the Consolidated Statements of Assets and Liabilities.

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2025
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

Prior to the BDC Election Date, the Company did not incur administration fees. For the three and nine months ended September 30, 2025, the Company incurred $250 and $592, respectively, of administration fees, of which $87 remains payable as of September 30, 2025. There were no administration fees for the period from February 23, 2024 (commencement of operations) to September 30, 2024. As of December 31, 2024, Administration fees payable was $78.

(4)  INVESTMENTS

Fair Value Measurement and Disclosures

The following table shows the composition of the Company’s investment portfolio as of September 30, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value(1)
First Lien Secured Debt	$861,007	$862,207	$-	$14,148	$848,059	$-
Second Lien Secured Debt	29,926	29,926	-	-	29,926	-
Investments in Joint Venture	58,092	58,331		-	-	58,331
Total Investments at Fair Value	$949,025	$950,464	$-	$14,148	$877,985	$58,331

(1)	In accordance with ASC 820, the Company’s investment in JV is measured using the net asset value (or its equivalent) as a practical expedient for fair value and has not been classified in the fair value hierarchy.

The following table shows the composition of the Company’s investment portfolio as of December 31, 2024, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value(1)
First Lien Secured Debt	$438,194	$439,367	$-	$-	$439,367	$-
Investments in Joint Venture	33,224	33,221	-	-	-	33,221
Total Investments	$471,418	$472,588	$-	$-	$439,367	$33,221

(1)	In accordance with ASC 820, the Company’s investment in JV is measured using the net asset value (or its equivalent) as a practical expedient for fair value and has not been classified in the fair value hierarchy.

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table presents changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2025:

	For the nine months ended September 30, 2025
	First Lien Secured Debt	Second Lien Secured Debt
Fair value, beginning of period	$439,367	$-
Purchases	499,047	29,915
Sales and repayments	(91,947)	-
Net (amortization) accretion on investments	1,861	11
Net realized gains (losses) on investments	-	-
Net change in unrealized gains (losses) on investments	(269)	-
Transfers out of Level 3(1)	-	-
Transfers into Level 3(1)	-	-
Fair value, end of period	$848,059	$29,926
Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2025	$443	$-

(1)	For the nine months ended September 30, 2025 there were no transfers out of/into Level 3.

The following table presents changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value for the period ended September 30, 2024:

For the period February 23, 2024 (commencement of operations) to September 30, 2024
First Lien Secured Debt
Fair value, beginning of period	$-
Purchases, including capitalized PIK	384,230
Sales and repayments	(72,223)
Net (amortization) accretion on investments	395
Net realized gains (losses)	237
Net change in unrealized gains (losses)	923
Transfers out of Level 3(1)	-
Transfers into Level 3(1)	-
Fair value, end of period	$313,562

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2024	$923

(1)	During the period from February 23, 2024 (commencement of operations) to September 30, 2024, there were no transfers out of/into Level 3.

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of September 30, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2025, were as follows:

Asset Category	Fair Value	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average (1)
First Lien Secured Debt	$821,113	Income Approach	Discount Rate	6.63% - 11.25%	8.66%
First Lien Secured Debt	26,946	Market Approach	Transaction Price	n/a	n/a
Second Lien Secured Debt	29,926	Market Approach	Transaction Price	n/a	n/a
Total Level 3 Investments	$877,985

(1)	Weighted averages are calculated based on fair value of investments.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2024, were as follows:

Asset Category	Fair Value	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average(1)
First Lien Secured Debt	$305,443	Income Approach	Discount Rate	7.27% - 12.33%	9.46%
First Lien Secured Debt	133,924	Market Approach	Transaction Price	n/a	n/a
Total Level 3 Investments	$439,367

(1)	Weighted averages are calculated based on fair value of investments.

The significant unobservable input used in the market approach is the transaction price to acquire the position. There has been no change to the valuation based on the underlying assumptions used at the closing of such transaction. The significant unobservable inputs used in the income approach is the discount rate. The discount rate is used to discount the estimated future cash flows, which include both future principal and interest payments expected to be received from the underlying investment. An increase/decrease in the discount rate would result in a decrease/increase, respectively, in the fair value. There have been no material changes to the valuation approaches utilized during the period ended December 31, 2024 or the three and nine months ended September 30, 2025.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Joint Venture

On April 23, 2024, the Company entered into a joint venture with Stifel Bank & Trust (the “JV partner”), which was amended and restated on May 5, 2025. The joint venture is called SBLA Private Credit LLC (the “SBLA JV”). On October 9, 2024, the SBLA JV established SBLA Private Credit Funding, LLC, a wholly-owned subsidiary of the SBLA JV and a Delaware limited liability company that is a disregarded entity for tax purposes, to hold investment collateral in connection with a credit facility.

The Company and the JV partner have $140 million and $20 million, respectively, in total commitments to SBLA JV, with targeted member ownership interests of approximately 87.5% and 12.5%, respectively. The Company and the JV partner have equal voting rights with respect to the SBLA JV and the SBLA JV’s general partner. The SBLA JV will not be consolidated in the Company’s Consolidated Financial Statements. As of September 30, 2025 and December 31, 2024, the Company had $140 million, and $200 million of commitments to the SBLA JV, respectively, of which $82 million and $166.78 million, respectively, were unfunded.

SBLA Private Credit LLC

Consolidated Schedule of Investments

September 30, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ CommonUnits	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated

First Lien Secured Debt(4)(5)

Aerospace & Defense
Unical Aviation Inc (Term Loan)	1M S + 3.75%	7.91%	11/7/2031	$7,994	$7,917	$7,934	11.90%
					7,917	7,934	11.90

Air Freight & Logistics
RJW Logistics Group, Inc (Term Loan)	3M S + 5.00%	9.00%	11/26/2031	12,000	11,892	11,880	17.82
					11,892	11,880	17.82

Automobile Components
ATCDT Corp (Term Loan)	1M S + 3.75%	8.01%	1/25/2028	14,023	13,895	13,883	20.83
					13,895	13,883	20.83

Beverages
King Juice (Term Loan)	3M S + 4.35%	8.52%	3/25/2027	2,403	2,388	2,391	3.58
King Juice (Revolver)	3M S + 4.35%	N/A	3/25/2027	—	(20)	(16)	(0.02)
					2,368	2,375	3.56

Commercial Services & Supplies
KDV Label (Term Loan)	3M S + 4.25%	8.42%	6/11/2026	8,400	8,352	8,358	12.54
KDV Label (Delayed Draw)	3M S + 4.25%	N/A	6/11/2026	—	(8)	(18)	(0.03)
United Flow Technologies Intermediate Holdco II, LLC (Term Loan)	3M S + 5.25%	9.25%	6/23/2031	5,940	5,893	5,918	8.88
					14,237	14,258	21.39

Construction & Engineering
Discovery Marketing And Distributing, LLC (Term Loan)	3M S + 4.25%	8.25%	8/10/2027	17,192	17,044	17,085	25.63
					17,044	17,085	25.63

Construction Materials
Concrete Partners, LLC (Term Loan)	1M S + 3.25%	7.51%	7/27/2029	7,355	7,287	7,355	11.03
					7,287	7,355	11.03

Containers & Packaging
Accord Buyer LLC (Term Loan)	1M S + 4.50%	8.65%	5/19/2028	9,912	9,834	9,770	14.66
					9,834	9,770	14.66

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ CommonUnits	Cost(3)	Fair Value	% of Net Assets
First Lien Secured Debt(4)(5)

Financial Services
Trimont Holdings LLC (Term Loan)	1M S + 3.00%	7.16%	5/31/2027	$26,600	$26,364	$26,334	39.50%
					26,364	26,334	39.50

Health Care Equipment & Supplies
MGS MFG. Group, Inc. (Term Loan)	1M S + 4.50%	8.76%	5/31/2027	10,173	10,173	10,173	15.26
MGS MFG. Group, Inc. (Delayed Draw)	1M S + 4.50%	8.76%	5/31/2027	1,213	1,213	1,213	1.82
					11,386	11,386	17.08

Health Care Providers & Services
Flourish Research Acquistion, LLC (Term Loan)	3M S + 5.00%	9.25%	11/6/2031	5,955	5,874	5,910	8.87
					5,874	5,910	8.87

Industrials
Fairbank Equipment (Term Loan)	3M S + 3.75%	7.90%	12/23/2026	9,303	9,216	9,222	13.83
Madison Safety & Flow LLC (Revolver)	3M S + 0.38%	N/A	9/26/2029	—	—	—	—
					9,216	9,222	13.83

IT Services
BCM One, Inc. (Term Loan)	6M S + 4.50%	8.77%	11/17/2027	10,292	10,292	10,292	15.44
BCM One, Inc. (Delayed Draw)	6M S + 4.50%	8.80%	11/17/2027	1,575	1,575	1,575	2.36
					11,867	11,867	17.80

Leisure Products
Buffalo Games LLC (Term Loan)	3M S + 2.50%	6.72%	8/31/2027	2,934	2,933	2,919	4.38
					2,933	2,919	4.38

Life Sciences Tools & Services
TransnetYX, Inc (Term Loan)	3M S + 4.75%	8.75%	4/13/2026	10,150	10,150	10,150	15.23
					10,150	10,150	15.23

Machinery
Rental Equipment Investment Co. (Term Loan)	1M S + 4.25%	8.51%	12/23/2026	5,548	5,497	5,548	8.32
Seakeeper Technologies LLC (Term Loan)	3M S + 3.25%	7.56%	7/19/2027	18,500	18,343	18,384	27.58
SkyMark Refuelers (Term Loan)	3M S + 3.00%	7.24%	12/31/2026	10,248	10,170	10,197	15.30
					34,010	34,129	51.20

Professional Services
ComPsych Investment Corp. (Term Loan)	3M S + 4.75%	9.08%	7/22/2031	11,910	11,884	11,895	17.84
Investor Group Services LLC (Term Loan)	1M S + 3.25%	7.47%	10/21/2027	12,191	12,080	12,084	18.13
Vensure Employer Services Inc (Term Loan)	3M S + 5.00%	9.00%	9/29/2031	11,912	11,859	11,867	17.80
					35,823	35,846	53.77

Real Estate Management & Development
Royal Property Company Borrower LLC (Term Loan)	1M S + 4.00%	8.16%	2/2/2028	14,266	14,140	14,195	21.29
					14,140	14,195	21.29

Specialty Retail
Alliance Mobile Inc (Term Loan)	3M S + 3.50%	7.65%	8/1/2028	17,572	17,437	17,463	26.20
Alliance Mobile Inc (Delayed Draw)	3M S + 3.75%	7.79%	8/1/2028	1,414	1,414	1,406	2.10
M&M Thrift Management Company LLC (Term Loan)	3M S + 2.25%	6.35%	12/1/2026	10,513	10,434	10,434	15.65
					29,285	29,303	43.95

Utilities
Waterworks Solutions Acquisition Inc (Term Loan)	1M S + 4.00%	8.26%	11/23/2027	6,855	6,793	6,786	10.18
					6,793	6,786	10.18

Total First Lien Secured Debt					$282,315	$282,587	423.90%
Total Investments at Fair Value					$282,315	$282,587	423.90%

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(1)	Unless otherwise indicated, debt investments held by the SBLA JV are denominated in USD dollars and are income producing. All investments are pledged as collateral under a credit facility, unless otherwise indicated.

(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), which generally resets periodically. For each loan, the SBLA JV has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of September 30, 2025.

(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with U.S. GAAP.

(4)	Unless otherwise indicated, issuers of debt held by the SBLA JV are domiciled in the United States.

(5)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies and Note 4 - Investments”).

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2025

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
September 30, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

SBLA Private Credit LLC

Consolidated Financial Statements

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table presents the consolidated statements of assets and liabilities information of the SBLA JV as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost $282,315 and $95,414, respectively)	$282,587	$95,411
Cash and cash equivalents	16,818	743
Interest receivable from non-controlled/non-affiliated investments	926	673
Receivable for investments sold	52	238
Total assets	$300,383	$97,065

LIABILITIES
Debt (net of deferred financing costs of $2,734 and $1,553, respectively)	$227,266	$58,446
Interest payable	3,974	302
Distribution payable	2,201	317
Administration fees payable	146	-
Professional fees payable	133	34
Total liabilities	$233,720	$59,099
MEMBERS’ EQUITY
Members’ equity	$66,663	$37,966
Total members’ equity	$66,663	$37,966
Total liabilities and members’ equity	$300,383	$97,065

The following table presents the consolidated statements of operations information of the SBLA JV for the three and nine months ended September 30, 2025:

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025

Investment income
Non-controlled/non-affiliated investments:
Interest income	$6,469	$12,192
Total investment income	$6,469	$12,192

Expenses
Interest expense	$4,089	$7,424
Professional fees	74	176
Administrative fees	105	146
Total expenses	$4,268	$7,746
Net expenses	$4,268	$7,746
Net investment income	$2,201	$4,446

Net realized and change in unrealized gain/(loss)
Net change in unrealized gain/(loss):
Non-controlled/non-affiliated investments	$162	$275
Net change in unrealized gain/(loss)	$162	$275
Net realized and change in unrealized gain/(loss)	$162	$275
Net increase (decrease) in net assets resulting from operations	$2,363	$4,721

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2025
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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the SMBC Revolving Credit Facility accrue interest at a rate per annum equal to the relevant rate plus an applicable margin of (a) with respect to any ABR Loan, (i) 0.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 0.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount; (b) with respect to any Term Benchmark Loan, (i) 1.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 1.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount, and (c) with respect to any RFR Loans, (i) 1.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 1.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount. In addition, the Company will pay a non-usage fee of 0.375% on the average daily unused amount of the revolving commitments under the SMBC Revolving Credit Facility. Capitalized terms are as defined in the SMBC Credit Agreement. As of September 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the SMBC Revolving Credit Facility.

ABL Credit Facility with Bank of America

On January 23, 2025, PCF Financing entered into a revolving credit facility pursuant to a credit agreement (the “BofA ABL Credit Facility”), by and among PCF Financing, as borrower, the Company, as servicer, Bank of America, N.A. (“Bank of America”), as administrative agent and sole lead arranger and sole book manager, each of the lenders from time to time party thereto, and State Street Bank and Trust Company, as collateral custodian. The BofA ABL Credit Facility provides for, among other things, borrowings in U.S. dollars or certain other permitted currencies in an initial aggregate amount of up to $300 million, with an option for PCF Financing to elect, subject to certain conditions, to increase the maximum committed amount up to $400 million. On May 15, 2025, the Company increased the available borrowing capacity of the BofA ABL Credit Facility to $400 million.

The revolving period during which PCF Financing is permitted to borrow, repay and re-borrow loans will terminate on January 23, 2028. Loans under the BofA ABL Credit Facility are subject to satisfaction of certain conditions, including maintenance of the required borrowing base. Any amounts borrowed under the BofA ABL Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on January 23, 2030.

Borrowings under the BofA ABL Credit Facility accrue interest at a rate per annum equal to the floating rate applicable to the currency of such borrowing (which, for U.S. dollar-denominated borrowings, is three-month term SOFR), plus an applicable margin ranging from 1.60% per annum to 2.00% per annum depending on the nature of the collateral securing the advances, subject to a floor of 1.90% per annum. In addition, PCF Financing will pay a non-usage fee on the unused commitments under the facility equal to (i) during the first six months after the Closing Date (as defined in the BofA ABL Credit Facility), 0.25% per annum on such unused commitments, (ii) on and after the six month anniversary of the Closing Date and prior to the twelve month anniversary of the Closing Date, 0.50% per annum on such unused commitments and (iii) following the first twelve months after the Closing Date, 1.50% per annum on unused commitments below 50% of the total facility commitment and 0.50% per annum on remaining unused commitments.

As discussed further below in Note 9 - Subsequent Events, the BofA ABL Credit Facility was amended as of October 2, 2025, which, among other things, reduced the applicable margin from a range of 1.60% to 1.85% per annum, subject to a floor of 1.80% per annum.

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The Company’s outstanding debt obligations were as follows:

	As of September 30, 2025
	Aggregate Borrowing Capacity	Outstanding Principal	Less Unamortized Deferred Financing Cost	Carrying Value per Consolidated Statement of Assets and Liabilities
BofA ABL Credit Facility	$400,000	$338,000	$1,631	$336,369
SMBC Revolving Credit Facility	300,000	215,000	2,953	212,047
Total	$700,000	$553,000	$4,584	$548,416

The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2025.

	As of December 31, 2024
	Aggregate Borrowing Capacity	Outstanding Principal	Less Unamortized Deferred Financing Costs	Carrying Value per Consolidated Statement of Assets and Liabilities
BofA Revolving Credit Facility	$300,000	$235,882	$309	$235,573
SMBC Revolving Credit Facility	300,000	150,000	3,343	146,657
Total	$600,000	$385,882	$3,652	$382,230

The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2024.

The components of interest expense for the three and nine months ended September 30, 2025, the three months ended September 30, 2024, and the period from February 23, 2024 (commencement of operations) to September 30, 2024 were as follows:

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the period from February 23, 2024 (commencement of operations) to September 30, 2024
Borrowing interest expense	$7,983	$3,229	$19,765	$5,835
Facility unused fee	211	70	664	207
Amortization of deferred financing costs	275	261	1,028	516
Total	$8,469	3,560	21,457	6,558

The following table summarizes the average debt outstanding and the weighted average interest cost:

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
Combined weighted average interest rate (1)	6.46%	6.42%
Combined weighted average debt outstanding	$494,868	412,860

(1)	Excludes facility unused fees and amortization of deferred financing costs.

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Promissory Notes

On June 2, 2025, the Company closed on an offering of 110 promissory notes due June 2, 2055 (the “Promissory Notes”) in a private offering, with each Promissory Note being issued in connection with the issuance of one common share of the Company (the “Promissory Notes Offering”) to accredited investors (as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (“Securities Act”). The aggregate principal amount of the Promissory Notes is $110 less the value of 110 common shares at issuance. The Company will pay interest totaling $0.12 per year on each outstanding Promissory Note, with such interest to be paid semi-annually on or before June 30 and December 31 each year. The Promissory Notes are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “Accrued expenses and other liabilities”.

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2025 and December 31, 2024, the Company had $230,460 and $209,335, respectively of unfunded commitments to fund delayed draw and revolving senior secured loans.

As of September 30, 2025 and December 31, 2024, $82 million and $166.78 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to the SBLA JV.

(7) SHAREHOLDERS’ CAPITAL

The following table summarizes the total Common Shares issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the nine months ended September 30, 2025.

Date	Shares Issued	Proceeds Received
February 3, 2025	1,782,884	$45,000
March 3, 2025	849,604	21,410
April 1, 2025	513,669	12,965
May 1, 2025	800,756	20,131
June 2, 2025	1,204,565	30,282
July 1, 2025	2,073,082	52,138
August 1, 2025	602,622	15,168
September 2, 2025	674,414	16,976
Total	8,501,596	$214,070

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table summarizes the total proceeds received from capital contributions/Common Shares sold for the period from February 23, 2024 (commencement of operations) to September 30, 2024.

Date	Proceeds Received
February 23, 2024	$17,000
March 4, 2024	(1,968)
March 25, 2024	10,610
May 21, 2024	46,200
June 27, 2024	8,158
August 16, 2024	17,886
August 29, 2024	15,375
September 27, 2024	13,750
Total	$127,011

Distribution Reinvestment Plan

Registered holders (“Shareholders”) of Common Shares, whose Common Shares are registered with State Street Bank and Trust Company (the “Agent”), will automatically be enrolled (the “Participants”) in the Company’s Dividend Reinvestment Plan (the “DRIP”). The Company will declare its income dividends or capital gains or other distributions (“Distributions”) payable in Shares, or, at the option of Shareholders, in cash. Therefore, each Participant will have all Distributions, net of any applicable U.S. withholding taxes, on his or her Common Shares automatically reinvested in additional Common Shares, unless such Participant elects to receive such Distributions in cash by contacting the Agent. An election to receive cash may be revoked or reinstated at the election of the Shareholder. On the payment date for a Distribution, the Agent shall receive newly issued Common Shares (“Additional Shares”), including fractions, from the Company for each Participant’s account. The number of Additional Shares to be credited shall be determined by dividing the dollar amount of the Distribution by the net asset value per Share on the payment date. The net asset value per Share on a particular date shall be the amount calculated on that date (or if not calculated on such date, the amount most recently calculated) by or on behalf of the Company in accordance with the Company’s current private placement memorandum. It is contemplated that the Company will pay dividends at least quarterly. If, for any reason beyond the control of the Agent, reinvestment of the Distributions cannot be completed within thirty (30) days after the applicable payment date for such Distribution, funds held by the Agent on behalf of a Participant will be distributed to that Participant.

The following table summarizes the Company’s distributions declared, paid and payable for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Per Share	Total Amount
January 29, 2025	January 29, 2025	February 25, 2025	$0.25	$2,017
February 26, 2025	February 26, 2025	March 27, 2025	0.24	2,365
March 27, 2025	March 27, 2025	April 28, 2025	0.24	2,569
April 24, 2025	April 30, 2025	May 27, 2025	0.24	2,692
May 22, 2025	May 30, 2025	June 27, 2025	0.24	2,885
June 24, 2025	June 30, 2025	July 28, 2025	0.23	3,044
July 24, 2025	July 31, 2025	August 27, 2025	0.23	3,524
August 25, 2025	August 31, 2025	September 26, 2025	0.23	3,665
September 22, 2025	September 30, 2025	October 28, 2025	0.22	3,658
				$26,419

The following table summarizes the amounts received and Common Shares issued to Shareholders who have participated in the DRIP for the nine months ended September 30, 2025:

Payment Date	DRIP Shares Issued	Amount per share	DRIP Shares Value
April 28, 2025	343	$25.24	$9
May 27, 2025	1,195	25.14	30
June 27, 2025	8,726	25.14	219
July 28, 2025	13,997	25.15	352
August 27, 2025	14,065	25.17	354
September 26, 2025	16,068	25.17	404
	54,394		$1,368

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table summarizes the Company’s distributions declared and payable for the period from February 23, 2024 (commencement of operations) to September 30, 2024:

Date Declared	Record Date	Payment Date	Total Amount
June 30, 2024	June 30, 2024	July 24, 2024	$1,935
September 30, 2024	September 30, 2024	September 30, 2024	3,574
		Total	$5,509

As of September 30, 2025 and December 31, 2024, Lord Abbett and certain registered investment companies and other pooled vehicles advised by Lord Abbett collectively own 91.52% and 100%, respectively, of the Company.

Share Repurchase Program

At the discretion of our Board of Trustees, the Company commenced a share repurchase program in which it intends to repurchase up to 5% of the Common Shares outstanding as of the close of the previous calendar quarter. The Board of Trustees may amend, suspend or terminate the share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Should the Board of Trustees suspend the share repurchase program, the Board of Trustees will consider whether the continued suspension of the program is in the best interests of the Company and its shareholders on a quarterly basis. However, the Board is not required to authorize the recommencement of the share repurchase program within any specified period of time. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

On August 1, 2025, under the Company’s share repurchase program, the Company made a tender offer to purchase up to 600,977.8516 common shares, which represents approximately 5% of the Company’s outstanding shares as of May 31, 2025. The tender offer was for cash at a price equal to the net asset value per share as of September 30, 2025. The offer expired at 11:59 P.M., Eastern Time, on August 29, 2025. No shares were validly tendered prior to the expiration of the offer.

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(8) CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights for the nine months ended September 30, 2025:

For the nine months ended September 30, 2025
Per Share Data:(1)
Net asset value at January 1, 2025	$25.22
Net investment income (loss)	2.12
Net realized and unrealized gain (loss)(2)	0.01
Net increase (decrease) in net assets resulting from operations	2.13
Distributions declared(3)	(2.12)
Total increase (decrease) in net assets	0.01
Net asset value, end of period	25.23
Common Shares outstanding at end of period	16,627,096
Total Return(4)
Based on net asset value(4)	8.78%
Ratio/Supplemental Data:
Net assets at end of period	$419,441
Ratio of expenses before waiver and expense reimbursement to average net asset value(5)	12.93%
Ratio of net expenses to average net asset value(5)	12.30%
Ratio of net investment income to average net asset value(5)	11.27%
Asset coverage ratio	175%
Portfolio Turnover	13%

(1)	Per share data has been derived based on the weighted average number of shares outstanding for the period from January 1, 2025 to September 30, 2025.

(2)	Net unrealized and realized gain (loss) per share does not correlate to the aggregate of the net realized and unrealized gain (loss) in the Statement of Operations, primarily due to the timing of the issuance of the Common Shares.

(3)	The tax character of distributions is determined based on the total amount of taxable income for the full tax year and cannot be confirmed until after the close of the tax year. Accordingly, the tax character of the Company’s distributions as denoted herein may be re-characterized later based on taxable income for the full tax year.

(4)	Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company’s distribution reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fees, if any. Total returns for periods of less than 1 year are not annualized.

(5)	Annualized for the nine months ended September 30, 2025.

The following are the financial highlights for the period from February 23, 2024 (commencement of operations) to September 30, 2024:

For the period from February 23, 2024 (commencement of operations) to September 30, 2024
Per Share Data (1):
Net asset value, end of period	$25.25
Shares outstanding at end of period	5,080,444

Total return based on net asset value (2)	8.60%
Ratio/Supplental Data:
Net assets at end of period	$128,293
Ratio of expenses before waivers to average net asset value (3)	20.63%
Ratio of net expenses to average net asset value (3)	17.02%
Ratio of net investment income to average net asset value (3)	14.99%
Portfolio Turnover	38%

(1)	Prior to September 30, 2024, the Company was not unitized, and therefore no per share roll forward is disclosed.

(2)	Total returns of less than 1 year are not annualized.

(3)	Annualized for the period from February 23, 2024 (commencement of operations) to September 30, 2024. Organization costs and expense reimbursement are not annualized.

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(9) SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the Consolidated Financial Statements were issued. There have been no subsequent events that require recognition or disclosure through the date the Consolidated Financial Statements were issued, except as disclosed below.

Distributions

On October 22, 2025, the Company declared a distribution of $0.22 per share to shareholders of record as of October 31, 2025 to be payable on November 26, 2025.

Subscriptions

As of October 1, 2025, the Company issued and sold approximately 1,345,224 of the Company's Common Shares for an aggregate offering price of approximately $33.9 million, reflecting a purchase price of $25.23 per Common Share.

The Company received approximately $17.3 million of net proceeds relating to the issuance of Common Shares for subscriptions effective November 3, 2025.

Share Repurchases

On October 29, 2025, under the Company’s share repurchase program, the Company made a tender offer to purchase up to 796,830.71 common shares, which represents approximately 5% of the Company’s outstanding shares as of August 31, 2025. The tender offer is for cash at a price equal to the net asset value per share as of December 31, 2025. The offer will expire at 11:59 P.M., Eastern Time, on November 28, 2025.

Credit Facility Amendment

On October 2, 2025, PCF Financing entered into the First Amendment (the “First Amendment”) to the BofA ABL Credit Facility. The First Amendment provides for, among other things, (i) an extension of the revolving period during which PCF Financing may make borrowings under the credit agreement from January 23, 2028 to October 2, 2028; (ii) an extension of the scheduled maturity date from January 23, 2030 to October 2, 2030; and (iii) a reduction to the applicable margin to a range of 1.60% to 2.00% per annum, subject to a floor of 1.90% per annum, to a range of 1.60% to 1.85% per annum, subject to a floor of 1.80% per annum.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio is presented below:

	As of September 30, 2025			As of December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Secured Debt	$861,007	$862,207	91%	$438,194	$439,367	93%
Second Lien Secured Debt	29,926	29,926	3	—	—	—
Investments in Joint Venture	58,092	58,331	6	33,224	33,221	7
Total Investments at Fair value	$949,025	$950,464	100%	$471,418	$472,588	100%

Our debt portfolio displayed the following characteristics of each of our investments:

	September 30, 2025	December 31, 2024
Number of portfolio companies	33	22
Percentage of performing debt bearing a floating rate	100%	100%
Percentage of performing debt bearing a fixed rate	0%	0%
Percentage of our total portfolio on non-accrual	0%	0%
42

Investment Activity

Our investment activity is presented below:

	For the nine months ended September 30, 2025	For the period from February 23, 2024 (commencement of operations) to September 30, 2024
Investment Activity
Investments, beginning of period	$472,588	$—
New investments purchased	567,670	384,230
Investments sold or repaid	(91,947)	(72,223)
Net accretion of discount on investments	1,884	395
Net realized gain (loss) on investments	—	237
Net change in unrealized appreciation/(depreciation)	269	923
Investments, end of period	$950,464	$313,562

Portfolio Companies
Portfolio Companies, beginning of period	22	—
Number of new investment commitments in portfolio companies	15	17
Number of investment commitments exited or fully repaid	4	2
Number of Portfolio Companies at period end	33	15
Count of investments	34	15
Count of industries	16	10

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the period from February 23, 2024 (commencement of operations) to September 30, 2024
Total investment income	$23,027	$7,274	$55,671	$12,022
Less: Net expenses	11,854	3,578	29,057	6,391
Net investment income before taxes	11,173	3,696	26,614	5,631
Net investment income after taxes	11,173	3,696	26,614	5,631
Net change in unrealized appreciation (depreciation)	908	99	269	923
Net realized gain (loss)	—	237	—	237
Net increase (decrease) in net assets resulting from operations	$12,081	$4,032	$26,883	$6,791
43

Investment Income

The composition of our investment income for the three and nine months ended September 30, 2025 and the three months ended September 30, 2024 and for the period from February 23, 2024 (commencement of operations) to September 30, 2024 was a follows:

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the period from February 23, 2024 (commencement of operations) to September 30, 2024
Investment income:
Non-controlled/non-affiliated investments:
Interest income	$20,722	$7,035	$50,156	$11,659
Fee income	374	239	1,620	363
Controlled/affiliated investments:
Dividend income	1,931	—	3,895	—
Total Investment Income	$23,027	$7,274	$55,671	$12,022

Expenses

Expenses were as follows:

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the period from February 23, 2024 (commencement of operations) to September 30, 2024
Expenses:
Interest expense	$8,469	$3,560	$21,457	$6,558
Income incentive fees	1,606	—	3,807	—
Professional fees	1,070	429	2,014	596
Management fees	1,004	—	2,370	—
Other general & administrative	65	59	202	137
Organizational costs	—	71	—	705
Administration fees	250	—	592	—
Amortization of offering costs	—	31	62	31
Capital gains incentive fees	70	—	35	—
Total expenses	$12,534	$4,150	$30,539	$8,027
Expense reimbursement (Note 3)	(680)	(572)	(1,312)	(1,636)
Management fees waived	—	—	(170)	—
Net expenses	$11,854	$3,578	$29,057	$6,391

Interest and Other Financing Expenses

Interest expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs for the three and nine months ended September 30, 2025 were $8,469 and $21,457, respectively. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three and nine months ended September 30, 2025 was 6.46% and 6.42%, respectively. For the three and nine months ended September 30, 2025, interest and other debt expenses increased, primarily driven by increased borrowing expenses, on the BofA ABL Credit Facility and SMBC Revolving Credit Facility. For the three months ended September 30, 2024 and for the period from February 23, 2024 (commencement of operations) to September 30, 2024, interest expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs were $3,560 and $6,558, respectively.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

Net realized gain (loss) and unrealized gain (loss) on investments were as follows:

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$—	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	765	27
Controlled/affiliated investments	143	242
Net realized and unrealized gain (loss)	$908	$269

	For the three months ended September 30, 2024	For the period from February 23, 2024 (commencement of operations) to September 30, 2024
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$237	$237
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	99	923
Net realized and unrealized gain (loss)	$336	$1,160

For the three months and nine months ended September 30, 2025 there were no realized gains/losses on investments. For the three months ended September 30, 2024 and for the period from February 23, 2024 (commencement of operations) to September 30, 2024, there were realized gains on investments of $237 and $237, respectively.

For the three months and nine months ended September 30, 2025, the net change in unrealized depreciation on our investments was $908 and $269, respectively, which was primarily the result of the changes in spreads in the primary and secondary markets. For the three months ended September 30, 2024 and for the period from February 23, 2024 (commencement of operations) to September 30, 2024, the net change in unrealized appreciation was $99 and $923, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash from the net proceeds of offerings of our common shares (the “Common Shares”), net borrowings from our credit facilities and unsecured debt, and cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of any closing of our continuous private offering of our Common Shares.

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

Unregistered Sales of Equity Securities

The following table summarizes the total Common Shares issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the three and nine months ended September 30, 2025.

Date	Shares Issued	Proceeds Received
February 3, 2025	1,782,884	$45,000
March 3, 2025	849,604	21,410
April 1, 2025	513,669	12,965
May 1, 2025	800,756	20,131
June 2, 2025	1,204,565	30,282
July 1, 2025	2,073,082	52,138
August 1, 2025	602,622	15,168
September 2, 2025	674,414	16,976
Total	8,501,596	$214,070

The following table summarizes the total proceeds received from capital contributions/Common Shares sold for the period from February 23, 2024 (commencement of operations) to September 30, 2024.

Date	Proceeds Received
February 23, 2024	$17,000
March 4, 2024	(1,968)
March 25, 2024	10,610
May 21, 2024	46,200
June 27, 2024	8,158
August 16, 2024	17,886
August 29, 2024	15,375
September 27, 2024	13,750
Total	$127,011

The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Per Share	Total Amount
January 29, 2025	January 29, 2025	February 25, 2025	$0.25	$2,017
February 26, 2025	February 26, 2025	March 27, 2025	0.24	2,365
March 27, 2025	March 27, 2025	April 28, 2025	0.24	2,569
April 24, 2025	April 30, 2025	May 27, 2025	0.24	2,692
May 22, 2025	May 30, 2025	June 27, 2025	0.24	2,885
June 24, 2025	June 30, 2025	July 28, 2025	0.23	3,044
July 24, 2025	July 31, 2025	August 27, 2025	0.23	3,524
August 25, 2025	August 31, 2025	September 26, 2025	0.23	3,665
September 22, 2025	September 30, 2025	October 28, 2025	0.22	3,658
Total				$26,419

The following table summarizes the Company’s distributions declared and payable for the period from February 23, 2024 (commencement of operations) to September 30, 2024:

Date Declared	Record Date	Payment Date	Per Share	Total Amount
June 30, 2024	June 30, 2024	July 24, 2024	$0.25	$1,935
September 30, 2024	September 30, 2024	September 30, 2024	0.24	3,574
Total Distributions				$5,509

Debt

The Company’s outstanding debt obligations were as follows:

	As of September 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Less Unamortized Deferred Financing Cost	Carrying Value per Consolidated Statement of Assets and Liabilities
BofA ABL Credit Facility	$400,000	$338,000	$1,631	$336,369
SMBC Revolving Credit Facility	300,000	215,000	2,953	212,047
Total	$700,000	$553,000	$4,584	$548,416

	As of December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Less Unamortized Deferred Financing Cost	Carrying Value per Consolidated Statement of Assets and Liabilities
BofA ABL Credit Facility	$300,000	$235,882	$309	$235,573
SMBC Revolving Credit Facility	300,000	150,000	3,343	146,657
Total	$600,000	$385,882	$3,652	$382,230

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

As of September 30, 2025, approximately 100.0% of our debt investments were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2025, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of September 30, 2025):

	Interest Income	Interest Expense	Net Income
Up 100 basis points	$9,027	$5,530	$3,497
Up 50 basis points	4,514	2,765	1,749
Down 50 basis points	(4,514)	(2,765)	(1,749)
Down 100 basis points	(9,027)	(5,530)	(3,497)
Down 200 basis points	(18,054)	(11,060)	(6,994)

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 7 - Shareholders’ Capital” in this Report for the issuance of our common shares for the nine months ended September 30, 2025 and the period ended September 30, 2024. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Item 3: Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits and Financial Statement Schedules

(a) Exhibits

The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1*	Certificate of Trust
3.2*	Amended and Restated Declaration of Trust
3.3*	Bylaws
10.1**	First Amendment, dated October 2, 2025, to Credit Agreement, dated January 23, 2025, by and among the Company, Lord Abbett PCF Financing, Bank of America, and State Street Bank and Trust Company, as Collateral Custodian.
31.1***	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2***	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1****	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2****	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH***	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104 ***	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56673) filed on October 4, 2024.
**	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on October 6, 2025.
***	Filed herewith.
****	Furnished herewith.
50

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lord Abbett Private Credit Fund

Date: November 13, 2025	/s/ Stephan Kuppenheimer
Stephan Kuppenheimer Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2025	/s/ Salvatore Dona
Salvatore Dona
Chief Financial Officer and Treasurer (Principal Financial Officer)
51