Form 10-K
period 2025-12-31
Lord Abbett Private Credit Fund
filed 2026-03-20
CIK 2008748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL PERIOD ENDED DECEMBER 31, 2025

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

Registrant’s telephone number, including area code: (888) 522-2388

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

As of February 28, 2026, there was no established public market for the registrant’s common shares.

The number of shares of the registrant’s common shares of beneficial interest, par value $0.01 per share, outstanding as of February 28, 2026 was 26,541,005.

Documents Incorporated by Reference: None

Auditor Firm ID:	Auditor Name:	Auditor Location:
34	Deloitte & Touche LLP	30 Rockefeller Plaza, New York, NY 10112

Lord Abbett Private Credit Fund

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. We are externally managed by Lord Abbett Private Credit Advisor LLC (the “Adviser”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	risk associated with possible disruptions in our operations or the economy generally;

•	changes in the general interest rate environment;

•	general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with our Adviser and its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing and amount of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a BDC and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

•	the impact on our business of U.S. and international financial reform legislation, rules and regulations;

•	the effect of changes in tax laws and regulations and interpretations thereof; and

•	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Annual Report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. This Annual Report on Form 10-K contains forward-looking statements, which may relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we may file with the Securities and Exchange Commission (the “SEC”) in the future, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I

Item 1. Business

The Company

We were formed on November 27, 2023, as a Delaware limited partnership named Lord Abbett Private Credit Fund 1, LP. On August 30, 2024, we converted to a Delaware statutory trust and were renamed Lord Abbett Private Credit Fund. Throughout this Form 10-K, we refer to Lord Abbett Private Credit Fund as the “Company”, “we”, “us” or “our.” We are a non-diversified, closed-end management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”), on October 4, 2024. Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation, by primarily focusing on directly originated, senior secured loans to U.S. middle market companies. The Company intends to invest in loans targeted at private U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, and public U.S. operating companies having a market capitalization of less than $250,000,000.

We are externally managed by Lord Abbett Private Credit Advisor LLC (the “Adviser”), which is a wholly-owned subsidiary of Lord, Abbett & Co. LLC. We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). Prior to the date of the Company’s election to be regulated as a BDC under the 1940 Act (the “BDC Election Date”), we conducted our investment activities and operations pursuant to the exclusion from the definition of an “investment company” in Section 3(c)(7) of the 1940 Act. Prior to the BDC Election Date, we were taxed as a partnership for U.S. federal income tax purposes.

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

Lord Abbett is a registered investment adviser under the Advisers Act. Lord Abbett is located at 30 Hudson Street, Jersey City, New Jersey 07302. Founded in 1929, Lord Abbett manages one of the nation’s oldest mutual fund complexes and manages approximately $247.4 billion in assets across a full range of mutual funds, institutional accounts, and separately managed accounts, including $2.6 billion for which Lord Abbett provides investment models to managed account sponsors as of December 31, 2025. Lord Abbett also serves as the administrator for all of the mutual funds and closed-end funds for which it or an affiliate of Lord Abbett serves as investment adviser.

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

We entered into a placement agency agreement (the “Placement Agency Agreement”) with the Placement Agent, pursuant to which the Placement Agent agreed to, among other things, manage our relationships with third-party brokers engaged by the Placement Agent to participate in the distribution of Common Shares, which we refer to as “participating brokers,” and financial advisers. The Placement Agent also coordinates our marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the offering, our investment strategies, material aspects of our operations and subscription procedures. The Adviser may use its management fee revenues, as well as its past profits or its resources from any other source, to pay the Placement Agent for expenses incurred in connection with providing services intended to result in the sale of Common Shares of the Company and/or shareholder support services. We will not pay referral or similar fees to any accountants, attorneys or other persons in connection with the distribution of our Common Shares.

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

The purchase of our Common Shares is intended to be a long-term investment. We do not intend to list our Common Shares on a securities exchange and do not expect there to be a public market for our Common Shares. As a result, if you purchase the Common Shares, your ability to sell your Common Shares will be limited. The Company commenced a share repurchase program in which the Company intends to repurchase, at the discretion of the Board, in each quarter, up to 5% of the Common Shares outstanding (by number of Common Shares) as of the close of the previous calendar quarter. See “Share Repurchase Program” below.

Share Repurchase Program

We do not intend to list our Common Shares on a securities exchange and we do not expect there to be a public market for our Common Shares. As a result, if you purchase our Common Shares, your ability to sell your Common Shares will be limited.

We commenced a share repurchase program in which we intend to repurchase, in each quarter, up to 5% of our Common Shares outstanding (by number of Common Shares) as of the close of the previous calendar quarter. Our Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Upon a suspension of our share repurchase program, our Board will consider at least quarterly whether the continued suspension of our share repurchase program remains in our best interest and the best interest of our shareholders. However, our Board is not required to authorize the recommencement of our share repurchase program within any specified period of time. Our Board may also determine to terminate our share repurchase program if required by applicable law or in connection with a transaction in which our shareholders receive liquidity for their Common Shares, such as a sale or merger of the Company or listing of our Common Shares on a national securities exchange.

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

To enhance our returns, we intend to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt securities, as market conditions permit and at our sole discretion. We have and expect to continue using leverage during our first year of operation. We currently have one credit facility, and each of our wholly-owned subsidiaries, PCF Financing LLC and PCF Financing 2 LLC, has a credit facility. We or our wholly-owned subsidiaries may establish more credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. In no event will the leverage we employ exceed the limitations set forth in the Investment Company Act, under which we are permitted to issue multiple classes of indebtedness and one class of equity securities senior to the Common Shares as long as our asset coverage ratio, as defined in the Investment Company Act, would at least equal 150% immediately after each such issuance. These borrowings may be used for a variety of purposes, including to enhance returns, bridge fundings for investments in advance of drawdowns under any subscription lines of credit, provide the Company with sufficient liquidity in order to meet quarterly share repurchase targets, as part of our investment program, to meet other short-term liquidity needs, including to pay the investment advisory fees under the Advisory Agreement between us and the Adviser, to pay operating expenses, and to facilitate our hedging activities, if any. Sources of leverage for us may include the issuance of senior securities and other credit facilities (secured by our portfolio investments and/or pledges of investors’ undrawn commitments), financing of subsidiaries, unsecured debt, collateralized loan obligation (“CLO”) liabilities and any other form of permitted leverage. We may also use leverage in the form of preferred shares, but do not currently intend to issue preferred shares. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of such proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by the Company. See “Item 1A. Risk Factors” below for a further discussion of the risk inherent in employing leverage.

The use of borrowed funds to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds would be borne by the shareholders indirectly through their interests in the Company. See “Item 1A. Risk Factors” below for a discussion of the risk inherent in employing leverage.

We generally intended to distribute substantially all of our available earnings annually by paying distributions on a monthly basis during calendar year 2025, as determined by our Board in its discretion.

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

Our investments are subject to a number of risks. See “Item 1. Business – Investment Objectives and Strategy” and “Item 1A. Risk Factors.”

Market Opportunity

We will primarily focus on providing directly originated senior secured loans to U.S. companies, with a particular emphasis on the U.S. middle-market. We believe that there are, and will continue to be, attractive investment opportunities in this asset class for the following reasons:

•	Favorable market dynamics have created robust demand for private debt capital. Increased regulation and capital requirements across the global financial system have reduced leveraged lending activity to middle-market companies from traditional financing sources such as regional and commercial banks, creating a void that is increasingly being filled by private debt capital. At the same time, large borrowers that have historically accessed debt capital in the public markets (defined as the broadly syndicated loan market and the high yield market) are increasingly turning to private debt capital versus public market alternatives, due to speed and certainty of execution, an ability to tailor loan structures to fit their specific needs and increased confidentiality. These positive long-term forces have resulted in the share of private capital as a percentage of the overall leveraged credit market increasing consistently over time.

•	Large and growing U.S. middle market provides a significant landscape of potential investment opportunities. U.S. middle-market companies represent a large and growing opportunity set and will likely require additional amounts of private debt financing for various purposes. The U.S. middle market is the third largest economy, as measured by gross domestic product.

•	Large amounts of private equity “dry powder” expected to drive continued demand for private credit. Private equity activity typically drives a significant portion of leveraged lending activity. Data from Preqin shows that global private equity managers currently have over $1.1 trillion of raised, but not yet invested, capital, representing a sizeable pool of support for both new and existing investments.

•	Attractive features of the private credit asset class. The Company’s investments will consist primarily of privately-originated senior secured loans with attractive risk-return features. First lien and unitranche loan have historically provided a 100 to 200 basis point yield premium to public debt while providing excellent downside protection by being both senior and secured in the capital structure. The loan’s seniority results in priority of payment over junior creditors and equity holders, while security in the issuer’s assets can help result in greater negotiating leverage with issuers and other creditors in the event of a default, both of which can help recoveries in the event of underperformance. Private loans are typically structured with more comprehensive covenant protections compared to the public market debt, which can help limit credit risk and allow lenders an earlier “seat at the table” to protect their investments.

The foregoing information is with respect to past performance of certain markets and indices, only, and does not reflect the actual or expected performance of the Company. There can be no guarantee that the Company will achieve results resembling these metrics or that market circumstances in the future will be comparable.

Competitive Advantages

We believe we will be able to execute on our investment objective due to our competitive strengths. These strengths include:

•	Lord Abbett’s multi-decade history, substantial scale and extensive experience in the leveraged credit markets. As a pioneer in leveraged credit since the 1970s, Lord Abbett has one of the deepest and most experienced credit research platforms in the industry. As part of Lord Abbett, the Adviser has access to this platform to help make more informed and efficient investment decisions. In total, Lord Abbett has 33 dedicated credit research analysts who average more than 20 years of industry experience as of December 31, 2025. The research team’s narrow industry focus promotes a deep research capability, timely identification of sector trends and opportunities, as well as proactive idea generation. As part of the due diligence and underwriting process for each potential investment, the Adviser intends to access and review relevant Lord Abbett industry research and engage directly with the industry analysts. These proprietary industry insights allow the Adviser to improve portfolio construction and help better assess potential downside risks, allowing it to gain conviction on investments and/or avoid investments that have subtle industry headwinds or competitive pressures that might otherwise appear attractive.

•	Dedicated team of seasoned private credit investors. The Adviser’s investment team is comprised of investment professionals with extensive experience in private credit (the “Investment Team”), with the portfolio managers averaging more than 20 years of experience and operating through multiple economic cycles. As part of the review process on each investment opportunity, the Adviser employs a disciplined and rigorous multi-stage investment process that includes intensive credit analysis focused on capital preservation as well as careful structuring and negotiating of transaction documentation to protect the Company’s investments. Post-closing, the Adviser remains actively involved in monitoring the Company’s investments in order to mitigate potential risks to the portfolio.

•	Well-positioned at the cross-section of the private and public credit markets. While the traditional middle-market will be a core focus for the Company given the attractive risk-return profile in this part of the market, the Adviser will also selectively

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

Investment Process Overview

Sourcing and Origination

In sourcing and originating investment opportunities for the Company, the Adviser maintains a broad network of relationships with private equity firms, financial intermediaries (e.g., middle-market and large investment banks, accounting firms, legal firms and other industry contacts) as well as other direct lending firms to collaborate with on “club” deals. In addition, we have access to investment opportunity idea generation through Lord Abbett’s credit research team, which consists of over 33 industry-focused research analysts that cover over 2,500 corporate issues. As the public and private credit markets continue to converge, we believe we will have one of the broadest origination networks across both the traditional middle market as well as larger borrowers looking to access private debt capital.

Initial Review

During the initial review process, the Investment Team first analyzes financial and qualitative information provided by the target company and its advisors. In the early stages of evaluation, our Adviser will assess the health of the industry of the target company, competitive dynamics, growth prospects and cash flow profile, as well as consider the experience and depth of the management team and financial sponsor (if applicable). The initial review also includes a high-level discussion of proposed economic and structuring terms ahead of a full due diligence review. A summary of this information is compiled into a short “screening memo” distributed to the Private Credit Investment Committee for discussion purposes. If there is consensus to proceed (required majority vote of the Private Credit Investment Committee), the Private Credit Investment Committee and Investment Team will typically agree upfront on key due diligence items that need to be evaluated prior to approval of an investment. This step is crucial in creating as objective of a review process as possible (following completion of due diligence) and reducing any potential bias by the Investment Team to support the transaction later in the process.

Detailed Due Diligence and Intensive Credit Analysis

Upon approval from the Private Credit Investment Committee to proceed, the Investment Team moves to the next phase of the process, which includes detailed due diligence and an intensive credit analysis of the borrower and generally includes the following:

•	Detailed review of the company, including relative positioning and profitability
•	Thorough review of the industry, including historical and projected growth rates, peak-to-trough variability through economic cycles, key industry trends impacting the industry structure and a detailed analysis of the competitive dynamics
•	Detailed review of the company’s historical, pro forma and projected financial information
•	Creation of various financial models (including a base case and downside case) to evaluate profitability and cash flow profiles under multiple economic and operating scenarios, with an emphasis on determining whether there is adequate liquidity to service debt obligations and handle unanticipated cash flow shortfalls in the business in downside scenarios
•	Participation in one or more management presentations, including management interviews and on-site visits to the company’s headquarters and/or facilities (if available)
•	Extensive review and examination of material contracts and other customer and supplier information, which sometimes includes calls with key customers and suppliers
•	Identification of key potential risk factors and potential mitigants
•	Analysis of third-party “quality-of-earnings” reports (commissioned by the Investment Team if needed)
•	Review of third-party market studies and/or consulting reports (commissioned by the Investment Team if needed)
•	Analysis of collateral protection as a substantial majority of the portfolio is expected to be secured by some or all of the borrower’s assets
•	Review of the borrower’s enterprise value using M&A and publicly-traded comparable analysis in order to assess the equity cushion supporting the loan

•	Consideration of risks and opportunities presented by sustainability factors (including those related to environmental, social and governance) where such factors are deemed relevant or material, among other fundamental research inputs, to our financial analysis of a particular investment opportunity
•	Review of regulatory, tax and legal matters

Throughout the due diligence process, the Investment Team may supplement, as appropriate, its analysis by leveraging credit insights of the broader Lord Abbett platform. This level of deep informational access is typically not available to other direct lenders who are not part of a larger platform with strong investment and non-investment-grade investment capabilities and insights like Lord Abbett.

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

The primary objective for post-closing monitoring of the investment is to stay in front of potential credit issues and mitigate potential downside risks through an early-warning system designed to identify issues and influence management teams and equity owners to proactively address potential issues in the business. This early-warning system includes maintaining an active dialogue with multiple touch points into a company, including the CEO, CFO and other important members of the management team, along with financial sponsors and equity owners. As part of the loan documentation, the Investment Team seeks to obtain strong information rights, including: (i) detailed monthly financial reporting packages (at least quarterly at a minimum), (ii) annual detailed budgets broken down monthly and/or quarterly, and (iii) regular in-person or telephonic meetings with management to discuss performance and outlook.

As part of this portfolio management process, the Investment Teams prepare informal monthly performance updates and formal quarterly portfolio reports for all portfolio investments. Monthly portfolio updates include, at a minimum, (i) a financial summary outlining actual and year-to-date financial results compared to budget and prior year, along with a discussion of various factors leading to the variances, (ii) key credit and liquidity metrics, and (iii) detailed capital structure analysis. Quarterly portfolio reports include an additional two to three pages with more qualitative and quantitative detail, including a comparable analysis of loan and enterprise value multiples.

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

Incentive Fee Based on Capital Gains

The second component of the Incentive Fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals:

•	12.5% of cumulative realized capital gains from the BDC Election Date through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fee on capital gains as calculated in accordance with GAAP.

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

Board Approval of the Advisory Agreement

The Board, including a majority of our trustees who are not parties to the Advisory Agreement or “interested persons” (as defined in the 1940 Act) of any such party, approved the Advisory Agreement at a meeting held on September 30, 2024. The Board, including a majority of our trustees who are not parties to the Advisory Agreement or “interested persons” renewed the Advisory Agreement at a meeting on March 18, 2026. In preparing for approval of the Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to the Company by the Adviser;

•	the investment performance of the Company and the Adviser;

•	information about the services to be performed and the personnel who would be performing such services under the Advisory Agreement;

•	our projected operating expenses and expense ratio compared to BDCs with similar investment objectives, strategies, risks, restrictions and types of securities purchased;

•	the proposed investment advisory fee rates to be paid by the Company to the Adviser;

•	the fee structures of comparable externally managed BDCs that engage in similar investing activities;

•	any existing and potential sources of indirect income to the Adviser from its relationships with us and the profitability of those relationships;

•	economies of scale realized by the Adviser (or that possibly might be realized by the Adviser in the future) in connection with the Adviser’s provision of services to us; and

•	the organizational capability and financial condition of the Adviser and its affiliates.

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

The Expense Support Agreement is effective until October 4, 2026 and shall renew automatically for successive one-year terms thereafter unless either the Company or the Adviser determines to terminate it and so notifies the other party. Either the Company or the Adviser may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by the Company to the Adviser will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.

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

The Company has engaged an independent valuation firm to prepare month-end valuation recommendations for which market quotations are not readily available as of the last calendar day of each month. The independent valuation firm undertakes a full analysis of the investments and provides estimated fair values for such investments to the Adviser. The independent valuation firm also provides analyses to support their valuation methodology and calculations. The Adviser’s Fair Value Committee reviews and approves each valuation recommendation and confirms it has been calculated in accordance with the Board-approved policies and procedures. The Fair Value Committee manages the Company’s fair valuation practices and maintains the fair valuation policies and procedures. The Adviser reports to the Board information regarding the fair valuation process and related material matters. The Board may determine to modify its designation of the Adviser as valuation designee, relating to any or all Company investments, at any time.

Valuation techniques used to value the Company’s investments by major category are as follows:

•	Equity securities and other investments, including restricted securities, for which market quotations are readily available, are valued at the last reported sale price or official closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) as reported by a third-party pricing service on the primary market or exchange on which they are traded. In the event there were no sales during the day or closing prices are not available, securities are valued at the last quoted bid price or may be valued using the last available price. For foreign equity securities, when market or security specific events arise, comparisons to the valuation of American Depositary Receipts (ADRs), futures contracts, Exchange-Traded Funds (ETFs) and certain indexes as well as quoted prices for similar securities may be used. For equity securities, including restricted securities, where observable inputs are limited, assumptions about market activity and risk are used.

•	Debt securities that are publicly traded, including restricted securities, are valued based on evaluated prices received from third party pricing services or from brokers who make markets in such securities. Preferred securities are valued by pricing services who utilize matrix pricing which considers yield or price of bonds of comparable quality, coupon, maturity and type or by broker-supplied prices. When independent prices are unavailable or unreliable, debt securities may be valued utilizing pricing methodologies which consider similar factors that would be used by third party pricing services.

•	Investments in open-end investment companies are valued at their closing NAV.

•	Investments, including private placements, for which observable inputs are not available are generally valued using one or more valuation methods including the market approach, and the income approach. The market approach considers factors including the price of recent investments in the same or a similar security or financial metrics of comparable securities. The income approach considers factors including expected future cash flows, security specific risks and corresponding discount rates.

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

The Company does not intend to list its Common Shares on a securities exchange and it does not expect there to be a public market for its Common Shares. As a result, if you purchase the Common Shares, your ability to sell your Common Shares will be limited. The Company commenced a share repurchase program in which the Company intends to repurchase, in each quarter, at the discretion of the Board, up to 5% of the Common Shares outstanding (by number of Common Shares) as of the close of the previous calendar quarter. See “Item 1. Business – Share Repurchase Program.”

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

Taxation as a Regulated Investment Company

The Company has elected to be treated, and intends to qualify each taxable year thereafter, as a RIC under Subchapter M of the Code; however, no assurance can be given that the Company will be able to maintain RIC status.

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

In determining its net capital gain, including in connection with determining the amount available to support a capital gain dividend, its taxable income and its earnings and profits, the Company generally may elect to treat part or all of any post-October capital loss (defined as any net capital loss attributable to the portion, if any, of the taxable year after October 31 or, if there is no such loss, the net long-term capital loss or net short-term capital loss attributable to any such portion of the taxable year) or late-year ordinary loss (generally, the sum of its (i) net ordinary loss, if any, from the sale, exchange or other taxable disposition of property, attributable to the portion, if any, of the taxable year after October 31, and its (ii) other net ordinary loss, if any, attributable to the portion, if any, of the taxable year after December 31) as if incurred in the succeeding taxable year.

Distributions paid by the Company generally will be treated as received by a shareholder at the time the distribution is made. However, the Company may, under certain circumstances, elect to treat a distribution that is paid during the following tax year as if it had been paid during the tax year in which the income or gains supporting the distribution was earned. If the Company makes such an election, the shareholder will still be treated as receiving the distribution in the tax year in which the distribution is received. Additionally, a distribution will be treated as paid on December 31 of any calendar year if it is declared by the Company in October, November or December with a record date in such a month and paid by the Company during January of the following calendar year. Such distributions will be taxable to shareholders in the calendar year in which the distributions are declared, rather than the calendar year in which the distributions are received.

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

For U.S. federal income tax purposes, the Company is generally permitted to carry forward a net capital loss in any taxable year to offset its own capital gains, if any. These amounts are available to be carried forward to offset future capital gains to the extent permitted by the Code and applicable tax regulations. Any such loss carryforwards will retain their character as short-term or long-term. In the event that the Company were to experience an ownership change as defined under the Code, the capital loss carryforwards and other favorable tax attributes of the Company, if any, may be subject to limitation.

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

While the Company generally intends to qualify as a RIC for each taxable year, it is possible that as we ramp up our portfolio, we may not satisfy the diversification requirements described above in any such taxable year (after taking into account any applicable ameliorating provisions to satisfy this requirement) and thus may not qualify as a RIC for such taxable year.

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

The Company for the foreseeable future does not expect to be considered to be a “publicly offered regulated investment company.” This means that for purposes of computing the taxable income of U.S. shareholders of the Company that are individuals, trusts or estates, (1) the Company’s earnings will be computed without taking into account such U.S. shareholders’ allocable shares of the management and incentive fees paid to the Adviser and certain of the Company’s other expenses, (2) each such U.S. shareholder will be treated as having received or accrued a distribution from the Company in the amount of such U.S. shareholder’s allocable share of these fees and expenses for such taxable year, (3) each such U.S. shareholder will be treated as having paid or incurred such U.S. shareholder’s allocable share of these fees and expenses for the calendar year and (4) each such U.S. shareholder’s allocable share of these fees and expenses will be treated as miscellaneous itemized deductions by such U.S. shareholder. Miscellaneous itemized deductions generally are not deductible by a U.S. shareholder that is an individual, trust or estate. A “publicly offered regulated investment company” is a RIC whose equity interest are (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the RIC’s taxable year.

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

Below Investment Grade Instruments

The Company expects to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues for the Company. U.S. federal income tax rules are not entirely clear about issues such as when the Company may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by the Company, to the extent necessary, to preserve its status as a RIC and to distribute sufficient income to not become subject to U.S. federal income and excise tax.

Original Issue Discount

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero-coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus we may become subject to corporate-level income tax.

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

Actual or deemed distributions of our net capital gains to a non-U.S. shareholder, and gains realized by a non-U.S. shareholder upon the sale of Common Shares, will not be subject to federal withholding tax and generally will not be subject to U.S. federal income tax unless the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the non-U.S. shareholder and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the non-U.S. shareholder in the United States or, in the case of an individual non-U.S. shareholder, the shareholder is present in the United States for 183 days or more during the year of the sale or capital gain dividend and certain other conditions are met. In addition, a repurchase of Common Shares may be subject to U.S. federal income tax withholding to the extent such repurchase is treated as a taxable distribution, as described above.

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

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. This information is available free of charge by calling us collect at (888) 522-2388 or on our website at www.LABDC.com. Information contained on our website is not incorporated into this Annual Report on Form 10-K and you should not consider such information to be part of this Annual Report on Form 10-K. Such information is also available from the EDGAR database on the SEC’s web site at www.sec.gov.

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

•	We have a limited operating history and there is no assurance that we will achieve our investment objective.

•	An investment in our Common Shares may not be appropriate for all investors and is not designed to be a complete investment program.

•	We have not identified specific investments that we will make with the proceeds of our private offering. As a result, you will not have the opportunity to evaluate our future investments prior to purchasing our Common Shares.

•	You should not expect to be able to sell your Common Shares regardless of how we perform.

•	You should consider that you may not have access to the money you invest for an extended period of time.

•	We do not intend to list our Common Shares on any securities exchange, and we do not expect a secondary market in our Common Shares to develop.

•	Because you may be unable to sell your Common Shares, you will be unable to reduce your exposure in any market downturn.

•	You should purchase these securities only if you can afford a complete loss of your investment.

•	We have implemented a share repurchase program, but only a limited number of Common Shares will be eligible for repurchase and repurchases will be subject to available liquidity and other significant restrictions. See “Item 1. Business –Share Repurchase Program”, “Item 1A. Risk Factors – Repurchase Program Risk” and “Item 1A. Risk Factors – Timing of Repurchase May be Disadvantageous.”

•	An investment in our Common Shares is not suitable for you if you need access to the money you invest. See “Item 1. Business – Share Repurchase Program.”

•	We cannot guarantee that we will make distributions, and if we do we may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources. We believe the likelihood that we pay distributions from sources other than cash flow from operations will be higher in the early stages of the offering.

•	Distributions may also be funded in significant part, directly or indirectly, from temporary waivers or expense reimbursements borne by the Adviser or its affiliates, that may be subject to reimbursement to the Adviser or its affiliates. The repayment of any amounts owed to the Adviser or its affiliates will reduce future distributions to which you would otherwise be entitled.

•	We expect to use leverage, which will magnify the potential for loss on amounts invested in us. See “Item 1A. Risk Factors – Leverage Risk”.

•	We qualify as an “emerging growth company” as defined in the JOBS Act and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Shares less attractive to investors.

•	We intend to invest primarily in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be illiquid and difficult to value.

•	Our Board has the authority to modify or waive the Company’s investment objective, operating policies or strategies without prior notice (except as required by the 1940 Act) and without investor approval.

•	Our Board may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust.

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

Distributions Risk. The Company intends to pay monthly distributions to shareholders out of assets legally available for distribution commencing in calendar year 2025. The Company cannot guarantee that it will achieve investment results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions. If the Company is unable to satisfy the asset coverage test applicable to it as a BDC, or if the Company violates certain debt financing agreements, its ability to pay distributions to shareholders could be limited. All distributions will be paid at the discretion of the Company’s Board and will depend on the Company’s earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations, compliance with debt financing agreements and such other factors as the Board may deem relevant from time to time. The distributions the Company pays to investors in a year may exceed the Company’s current and accumulated earnings and profits for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

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

Market Disruption and Geopolitical Risk. Geopolitical and other events (e.g., wars, terrorism, social unrest, political or regulatory changes, diplomatic developments, the imposition of sanctions or tariffs, natural disasters, epidemics or pandemics) may disrupt securities markets and adversely affect global economies and markets, thereby decreasing the value of the Company’s investments. Sudden or significant changes in the supply or prices of commodities or other economic inputs may have material and unexpected effects on both global securities markets and individual countries, regions, sectors, companies, or industries, which could significantly reduce the value of the Company’s investments. Securities markets also may be susceptible to market manipulation or other fraudulent trading practices, which could disrupt the orderly functioning of markets, increase overall market volatility or reduce the value of investments traded in them, including investments of the Company.

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

•	Issuer/Borrower Fraud. Of paramount concern in originating loans is the possibility of material misrepresentation or omission on the part of borrowers or guarantors. Such inaccuracy or incompleteness may adversely affect the valuation of the collateral underlying the loans or may adversely affect the ability of the Company or its affiliates to perfect or effectuate a lien on the collateral securing the loan. The Company or its affiliates will rely upon the accuracy and completeness of representations made by borrowers to the extent reasonable but cannot guarantee such accuracy or completeness.

•	Reliance on Company Management. The Adviser generally will seek to monitor the performance of investments in operating companies either through interaction with the owners of the applicable company (typically a financial sponsor) and/or by maintaining an ongoing dialogue with the company’s management team. However, the Company generally will not be in a position to control any borrower by virtue of investing in its debt and the portfolio company’s management will be primarily responsible for the operations of the company on a day-to-day basis. Although it is the intent of the Company to invest in companies with strong management teams, there can be no assurance that the existing management team, or any new one, will be able to operate the company successfully. In addition, the Company is subject to the risk that a borrower in which it invests may make business decisions with which the Company disagrees and the management of such borrower, as representatives of the common equity holders, may take risks or otherwise act in ways that do not serve the interests of the debt investors, including the Company. Furthermore, in exercising its investment discretion, the Adviser may in certain circumstances commit funds of the Company to other entities that will be given a mandate to make certain investments consistent with the Company’s investment objective and that may earn a performance-based fee on those investments. Once such a commitment is made, such entities will have full control over the investment of such funds, and the Adviser will cease to have such control.

•	Environmental Matters. Ordinary operation or the occurrence of an accident with respect to the portfolio companies in which the Company invest could cause major environmental damage, which may result in significant financial distress to the Company’s investments and any portfolio company holding such assets, even if covered by insurance. Certain environmental laws and regulations may require that an owner or operator of an asset address prior environmental contamination, which could involve substantial cost and other liabilities. The Company (and the Company investors) may therefore be exposed to substantial risk of loss from environmental claims arising in respect of its investments. Furthermore, changes in environmental laws or regulations or the environmental condition of an investment may create liabilities that did not exist at the time of its acquisition and that could not have been foreseen. Even in cases where the Company are indemnified by the seller with respect to an investment against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or the ability of the Company to achieve enforcement of such indemnities. See also “– Provision of Managerial Assistance and Control Person Liability” below.

•	No Readily Determinable Valuation. The Company expects that many of its portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable and will be valued at fair value as determined in good faith by the Adviser, including to reflect significant events affecting the value of the Company’s investments. Most, if not all, of the Company’s investments (other than cash and cash equivalents) will be classified as Level 3 assets under Topic 820 of the U.S. Financial Accounting Standards Board’s Accounting Standards Codification, as amended, Fair Value Measurements and Disclosures. This means that the Company’s portfolio valuations will be based on unobservable inputs and the Company’s assumptions about how market participants would price the asset or liability in question. The Company expects that inputs into the determination of fair value of portfolio investments will require significant management judgment or estimation. The Company expects to retain the services of one or more independent service providers to review the valuation of the Company’s investments in loans. The types of factors that may be taken into account in determining the fair value of investments generally include, as appropriate,

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

•	Equity Interests in Portfolio Companies. The Company does not generally intend to take controlling equity positions in the Company’s portfolio companies. To the extent that the Company does not hold a controlling equity interest in a portfolio company, it will be subject to the risk that such portfolio company may make business decisions with which the Company disagrees, and the stockholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to the Company’s interests. Due to the lack of liquidity for the debt and equity investments that the Company typically holds in portfolio companies, the Company may not be able to dispose of its investments in the event it disagrees with the actions of a portfolio company and may therefore suffer a decrease in the value of its investments.

•	Defaults by Portfolio Companies. A portfolio company’s failure to satisfy financial or operating covenants imposed by the Company or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on the portfolio company’s assets representing collateral for its obligations. This could trigger cross defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that the Company holds and the value of any equity securities the Company owns. The Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

•	Third Party Litigation. The Company’s investment activities subject it to the normal risks of becoming involved in litigation initiated by third parties. This risk is somewhat greater where the Company exercises control or influence over a company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent willful misconduct or gross negligence by the Adviser, be borne by the Company (to the extent not borne by the portfolio companies) and would reduce net assets or could require Company investors to return to the Company distributed capital and earnings. The Adviser and others are indemnified in connection with such litigation, subject to certain conditions.

•	Artificial Intelligence and Machine Learning Technology Risk. Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, “AI”), and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.

Recent technological advances in AI pose risks to the Company, the Adviser and the Company’s portfolio investments. The Company and its portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. The Company and its portfolio companies may not be in a position to control the use of AI technology in third-party products or services. Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming accessible by other third-party AI applications and users. While the Adviser does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to the Company’s business, the Adviser’s business and the business of the Company’s portfolio companies, including by potentially significantly disrupting the markets in which the Company and its portfolio companies operate or subjecting the Company, its portfolio companies and the Adviser to increased competition and regulation, which could materially and adversely affect the business, financial condition or results of operations of the Company, its portfolio companies and the Adviser. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by the Company’s portfolio companies and the Adviser.

Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error — potentially materially so — and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that the Company or its portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on the Company or its investments.

AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

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

Market Risk. The success of the Company’s activities will be affected by general economic and market conditions, such as interest rates, inflation rates, industry conditions, competition, technological developments, tax laws, availability of credit, economic uncertainty, changes in laws (including laws relating to taxation of the Company’s investments), trade barriers (such as tariffs or sanctions), currency exchange controls, and national and international political circumstances (including wars, terrorist acts or security operations). These factors may affect, among other things, the level and volatility of securities’ prices, the liquidity of the Company’s investments and the availability of certain securities and investments. Volatility or illiquidity could impair the Company’s profitability or result in losses. The Company may maintain substantial trading positions that can be materially adversely affected by the level of volatility in the financial markets—the larger the positions, the greater the potential for loss. Global markets have recently experienced unprecedented volatility and losses. The effects thereof are continuing and there can be no assurance that the Company will not be materially adversely affected. Furthermore, none of these conditions is within the control of the Adviser.

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

Risks Related to Changes in Interest Rates. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the ability of the Company to control or to forecast. Interest rate risk is defined as the sensitivity of the Company’s current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between its assets and liabilities and the effect that interest rates may have on its cash flows. Debt securities have varying levels of sensitivity to changes in interest rates. When the Company chooses to borrow money to make investments, the Company’s net investment income will depend, in part, upon the difference between the rate at which the Company borrows funds and the rate at which the Company invests those funds. Changes in interest rates can also affect, among other things, the Company’s ability to acquire and originate loans and securities and the value of the Company’s investment portfolio. As a result, the Company can offer no assurance that a significant change in market interest rates would not have a material adverse effect on its net investment income in the event the Company uses debt to finance its investments. In periods of rising interest rates, the Company’s cost of funds would increase, which could reduce its net investment income. The Company’s net investment income is affected by fluctuations in various interest rates, including EURIBOR, BBSY, CORRA, SOFR, SONIA and SARON. The Company may use interest rate risk management techniques in an effort to limit its exposure to interest rate fluctuations. The Company regularly measures its exposure to interest rate risk and determines whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The Company currently, and may in the future, hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate the Company’s exposure to adverse fluctuations in interest rates, certain hedging transactions that the Company has entered into and may enter into in the future, such as interest rate swap agreements, may also limit the Company’s ability to participate in the benefits of changes in interest rates with respect to its portfolio investments. In addition, a rise in the general level of interest rates typically leads to higher interest rates applicable to the Company’s debt investments.

Following a campaign by the U.S. Federal Reserve of raising interest rates to address significant and persistent inflation in order to slow economic growth and reduce price pressure, in 2024 and 2025, the U.S. Federal Reserve announced several benchmark rate cuts. A prolonged reduction in interest rates will reduce the Company's gross investment income and could result in a decrease in its net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that the Company earns on any portfolio investments, a decrease in the Company's operating expenses, including with respect to its income incentive fee, or a decrease in the interest rate of the Company's floating interest rate liabilities tied to SOFR.

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

Investments in Original Issue Discount and PIK Instruments Risk. Certain of the Company’s debt investments contain provisions providing for the payment of payment-in-kind (“PIK”) interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by the Company of PIK interest will have the effect of increasing the Company’s net assets. As a result, because the Base Management Fee that the Company pays to the Adviser is based on the value of the Company’s assets, the receipt by the Company of PIK interest will result in an increase in the amount of the Base Management Fee payable by the Company to the Adviser. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in the Company’s pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by the Company to the Adviser. To the extent that the Company invests in original issue discount or PIK instruments and the accretion of original issue discount or PIK interest income constitutes a portion of the Company’s income, the

Company will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

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

Investments in Portfolio Companies in the Software Industry Risk. The software industry can be significantly affected by intense competition, aggressive pricing, technological innovations and product obsolescence. Companies in the software industry are subject to significant competitive pressures, such as aggressive pricing, new market entrants, competition for market share, short product cycles due to an accelerated rate of technological developments and the potential for limited earnings and/or falling profit margins. These companies also face the risk that new services, equipment or technologies will not be accepted by consumers and businesses or will become rapidly obsolete. These factors can affect the profitability of these companies and, as a result, the value of their securities. In addition, patent protection is integral to the success of many companies in this industry, and profitability can be affected materially by, among other things, the cost of obtaining (or failing to obtain) patent approvals, the cost of litigating patent infringement and the loss of patent protection for products (which significantly increases pricing pressures and can materially reduce profitability with respect to such products). Furthermore, many software companies have limited operating histories. Prices of securities of companies in the software industry historically have been more volatile than other securities, especially over the short term. To the extent the Company invests in portfolio companies operating in the software industry, the Company may be subject to the foregoing risks, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of the Company or otherwise adversely affect the Company’s business, financial condition and results of operations.

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

In addition, governmental policies could create uncertainty for the global financial system and such uncertainty may increase the risks inherent to the Company and its activities. For example, the U.S. has recently sought to enact and proposed to enact significant new tariffs. Additionally, the presidential administration has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. These tariffs and restrictions, as well as other changes in U.S. trade policy, have resulted in, and may continue to trigger, retaliatory actions by affected countries, including imposing trade sanctions on certain U.S. products. A “trade war” of this nature has the potential to increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on imports and exports. Prospective Company investors should realize that any significant changes in governmental policies (including tariffs and other policies involving international trade) could have a material adverse impact on the Company and its investments.

The Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws and regulations, as well as anti-boycott regulations, may also apply to and restrict our activities, our portfolio companies and other issuers of our investments. If an issuer or we were to violate any such laws or regulations, such issuer or we may face significant legal and monetary penalties. Certain private investment firms and the funds that they manage may face increased scrutiny and/or liability under the FCPA with respect to the activities of their underlying portfolio companies. As such, a violation of the FCPA or other applicable regulations by us or an issuer of our portfolio investments could have a material adverse effect on us. We are committed to complying with the FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, to which it is subject. As a result, we may be adversely affected because of its unwillingness to enter into transactions that violate any such laws or regulations.

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

U.S. Federal Income Tax Risks

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

Paying Required Distributions. For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero-coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to accrete market discount and include such amounts in our taxable income in the current year, instead of upon disposition.

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

We anticipate that we will not qualify in the foreseeable future as a “publicly offered regulated investment company,” as defined in the Code, and therefore, U.S. shareholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses. A “publicly offered regulated investment company” is a RIC whose shares are (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year of the Company. For each taxable year of the Company for which the Company is not a “publicly offered regulated investment company,” each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. shareholder’s allocable share of the management and incentive fees paid to our investment adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. Miscellaneous itemized deductions generally are not deductible by a U.S. shareholder that is an individual, trust or estate.

Legislative or Regulatory Tax Changes. At any time, the U.S. federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our Common Shares or the value or the resale potential of our investments.

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

Holders

As of February 28, 2026, we had 180 record holders of our Common Shares.

Distributions

We paid regular monthly distributions during calendar year 2025 and expect to pay distributions monthly during calendar year 2026. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

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

We have adopted a dividend reinvestment plan pursuant to which you may elect to have the full amount of your cash distributions reinvested (net of applicable withholding tax) in additional Common Shares.

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

Automatically reinvested dividends and distributions are taxed in the same manner as cash dividends and distributions. See “Item 1. Business – Certain U.S. Federal Income Tax Considerations.

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

We commenced a share repurchase program in which we intend to repurchase, in each quarter, up to 5% of our Common Shares outstanding (by number of Common Shares) as of the close of the previous calendar quarter. Our Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Upon a suspension of our share repurchase program, our Board will consider at least quarterly whether the continued suspension of our share repurchase program remains in our best interest and the best interest of our shareholders. However, our Board is not required to authorize the recommencement of our share repurchase program within any specified period of time. Our Board may also determine to terminate our share repurchase program if required by applicable law or in connection with a transaction in which our shareholders receive liquidity for their Common Shares, such as a sale or merger of the Company or listing of our Common Shares on a national securities exchange.

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

Recent Sales of Unregistered Securities

The Company did not make any sales of unregistered securities during the fiscal year ended December 31, 2025 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Except as otherwise specified, references to “we,” “us,” “our,” or the “Company” refer to Lord Abbett Private Credit Fund. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Item 1A. - Risk Factors” and elsewhere in this Annual Report on Form 10-K. This discussion should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. Actual results could differ materially from those implied or expressed in any forward-looking statements.

OVERVIEW

We were formed on November 27, 2023, as a Delaware limited partnership named Lord Abbett Private Credit Fund 1, LP. On August 30, 2024, we converted to a Delaware statutory trust and were renamed Lord Abbett Private Credit Fund. We are a non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We are externally managed by the Adviser, which manages our day-to-day operations and provides us with investment advisory services pursuant to the terms of the Advisory Agreement. The Adviser is registered as an investment adviser with the SEC. We elected to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code.

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

The Expense Support Agreement is effective until October 4, 2026 and shall renew automatically for successive one-year terms thereafter unless either the Company or the Adviser determines to terminate it and so notifies the other party. Either the Company or the Adviser may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by the Company to the Adviser will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.

The following table presents a cumulative summary of the expense payments and reimbursement payments since the Company’s commencement of operations:

For the Quarter Ended	Required Expense Payments by Adviser	Required Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
March 31, 2024	232	—	232	March 31, 2027
June 30, 2024	832	—	832	June 30, 2027
September 30, 2024	572	—	572	September 30, 2027
December 31, 2024	949	—	949	December 31, 2027
March 31, 2025	353	—	353	March 31, 2028
June 30, 2025	280	—	280	June 30, 2028
September 30, 2025	680	—	680	September 30, 2028
December 31, 2025	2,424	—	2,424	December 31, 2028
Total	$6,322	$—	$6,322

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio is presented below:

	As of December 31, 2025			As of December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Secured Debt	$1,219,955	$1,217,362	93%	$438,194	$439,367	93%
Second Lien Secured Debt	29,951	30,070	2	—	—	—
Investments in Equity	890	890	— (a)	—	—	—
Investments in Joint Venture	61,592	61,606	5	33,224	33,221	7
Total Investments at Fair value	$1,312,388	$1,309,928	100%	$471,418	$472,588	100%

(a)Amount is less than 1%

Our debt portfolio displayed the following characteristics of each of our investments:

	December 31, 2025	December 31, 2024
Number of portfolio companies	45	22
Percentage of performing debt bearing a floating rate	100%	100%
Percentage of performing debt bearing a fixed rate	0%	0%
Percentage of our total portfolio on non-accrual	0%	0%

The following table presents information concerning portfolio companies to which the Company has made loans:

Portfolio Company Metrics(1):
Median 12-month EBITDA:	$76 million
Weighted average net leverage:	4.7x(2)(3)
Weighted average loan to value:	42%(2)(4)
Weighted average interest coverage:	2.2x(2)(5)
Weighted average yield on debt investments, at cost:	9.3%(6)

(1)	Amounts were derived from the most recently available financial statements provided by portfolio companies which have not been independently verified by us and may reflect a normalized or adjusted amount. Such amounts have not been independently estimated by us, and accordingly, we take no responsibility for such numbers and make no representation or warranty in respect of this information.

(2)	Weighted average metrics are calculated as a percentage of funded par value of debt investments.

(3)	Net leverage is the ratio of total senior debt minus cash divided by EBITDA and taking into account leverage through the tranche to which the Company is a lender.

(4)	Calculated using total senior debt minus cash divided by total enterprise value estimated by the private equity sponsor or market comparables.

(5)	Interest coverage for a particular portfolio company is calculated by taking EBITDA and dividing by annualized latest reported interest expense.

(6)	Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, plus the annual unused fees, as applicable on debt securities divided by (b) total debt investments at par value included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.

Investment Activity

Our investment activity is presented below:

	For the Year Ended December 31, 2025	For the period from February 23, 2024 (commencement of operations) to December 31, 2024
Investment Activity
Investments, beginning of period	$472,588	$—
New investments purchased	1,033,137	586,390
Investments sold or repaid	(195,696)	(115,560)
Net accretion of discount on investments	3,511	312
Net realized gain (loss) on investments	18	276
Net change in unrealized appreciation/(depreciation)	(3,630)	1,170
Investments, end of period	$1,309,928	$472,588

Portfolio Companies
Portfolio companies, beginning of period	22	—
Number of new investment commitments in portfolio companies	30	25
Number of investment commitments exited or fully repaid	7	3
Number of portfolio companies at period end	45	22
Count of investments	46	23
Count of industries	22	15

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the Year Ended December 31, 2025	For the period from February 23, 2024 (commencement of operations) to December 31, 2024
Total investment income	$83,980	$23,634
Less: Net expenses	42,785	12,854
Net investment income before taxes	41,195	10,780
Net investment income after taxes	41,195	10,780
Net change in unrealized appreciation (depreciation)	(3,822)	1,170
Net realized gain (loss)	18	276
Net increase (decrease) in net assets resulting from operations	$37,391	$12,226

Investment Income

Increase in investment income for the year ended December 31, 2025 was driven by deployment of capital, interest income from our investments, and change in invested balance. The composition of our investment income for the year ended December 31, 2025 and for the period from February 23, 2024 (commencement of operations) to December 31, 2024 was as follows (dollars in thousands):

	For the Year Ended December 31, 2025	For the period from February 23, 2024 (commencement of operations) to December 31, 2024
Investment income:
Non-controlled/non-affiliated investments:
Interest income	$75,575	$22,719
Fee income	2,499	637
Controlled/affiliated investments:
Dividend income	5,906	278
Total Investment Income	$83,980	$23,634

Expenses

Expenses were as follows:

	For the Year Ended December 31, 2025	For the period from February 23, 2024 (commencement of operations) to December 31, 2024
Expenses:
Interest expense	$31,055	$12,139
Income incentive fees	5,880	713
Professional fees	4,673	1,432
Management fees	3,582	422
Other general & administrative	579	246
Organizational costs	—	705
Administration fees	895	106
Amortization of offering costs	62	62
Capital gains incentive fees	(34)	36
Total expenses	$46,692	$15,861
Expense reimbursement	(3,737)	(2,585)
Management fees waived	(170)	(422)
Net expenses	$42,785	$12,854

Total expenses before expense support as of December 31, 2025, consisted primarily of interest and debt financing expenses incurred in connection with our borrowings, accounting and reporting fees, and legal. We anticipate expenses to continue to grow consistent with capital deployment and borrowings over time.

Interest and Other Financing Expenses

Interest expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs for the year ended December 31, 2025 and for the period from February 23, 2024 (commencement of operations) to December 31, 2024, were $31,055 and $12,139, respectively. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the year ended December 31, 2025 and for the period from February 23, 2024 (commencement of operations) to December 31, 2024 was 6.22% and 7.52%, respectively. For the year ended December 31, 2025, interest and other debt expenses increased, primarily driven by the increase in the size of our portfolio and corresponding increase in our debt facility usage.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

Net realized gain (loss) and unrealized gain (loss) on investments were as follows:

	For the Year Ended December 31, 2025	For the period from February 23, 2024 (commencement of operations) to December 31, 2024
Net realized and unrealized gain (loss)
Net realized gain (loss):
Non-controlled/non-affiliated investments	$18	$276
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(3,839)	1,173
Controlled/affiliated investments	17	(3)
Net realized and unrealized gain (loss)	$(3,804)	$1,446

For the year ended December 31, 2025 and for the period from February 23, 2024 (commencement of operations) to December 31, 2024, net change in unrealized appreciation/(depreciation) on our investments was ($3,822) and $1,170, respectively, which was primarily the result of the changes in spreads in the primary and secondary markets.

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

Our primary use of cash is investments in portfolio companies, payments of our expenses, funding repurchases under our share repurchase program and payment of cash distributions to our shareholders. Details of our credit facilities are described in “Note 5 - Debt” to the Consolidated Financial Statements. The average debt-to-equity leverage ratio during the period 9/30/2025-12/31/2025 was approximately 1.26x. We may also, from time to time, enter into new credit facilities, increase the size of existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

Unregistered Sales of Equity Securities

The following table summarizes the total Common Shares issued and proceeds received from the closings of the Company’s continuous private offerings that occurred for the year ended December 31, 2025:

Date	Shares Issued	Proceeds Received
February 3, 2025	1,782,884	$45,000
March 3, 2025	849,604	21,410
April 1, 2025	513,669	12,965
May 1, 2025	800,756	20,131
June 2, 2025	1,204,565	30,282
July 1, 2025	2,073,082	52,138
August 1, 2025	602,622	15,168
September 2, 2025	674,414	16,976
October 1, 2025	1,345,224	33,940
November 3, 2025	686,881	17,330
December 1, 2025	2,303,214	58,041
Total	12,836,915	$323,381

The following table summarizes the total net proceeds received from capital contributions/Common Shares sold for the period from February 23, 2024 (commencement of operations) to December 31, 2024:

Date	Net Proceeds Received
February 23, 2024	$17,000
March 4, 2024	(1,968)
March 25, 2024	10,610
May 21, 2024	46,200
June 27, 2024	8,158
August 16, 2024	17,886
August 29, 2024	15,375
September 27, 2024	13,750
October 3, 2024	16,000
October 31, 2024	28,250
November 29, 2024	31,130
Total	$202,391

The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Per Share	Total Amount
January 29, 2025	January 29, 2025	February 25, 2025	$0.25	$2,017
February 26, 2025	February 26, 2025	March 27, 2025	0.24	2,365
March 27, 2025	March 27, 2025	April 28, 2025	0.24	2,569
April 24, 2025	April 30, 2025	May 27, 2025	0.24	2,692
May 22, 2025	May 30, 2025	June 27, 2025	0.24	2,885
June 24, 2025	June 30, 2025	July 28, 2025	0.23	3,044
July 24, 2025	July 31, 2025	August 27, 2025	0.23	3,524
August 25, 2025	August 31, 2025	September 26, 2025	0.23	3,665
September 22, 2025	September 30, 2025	October 28, 2025	0.22	3,658
October 22, 2025	October 31, 2025	November 26, 2025	0.22	3,957
November 21, 2025	November 30, 2025	December 23, 2025	0.22	4,113
December 19, 2025	December 31, 2025	January 28, 2026	0.22	4,625
Total				$39,114

The following table summarizes the Company’s distributions declared and payable for the period from February 23, 2024 (commencement of operations) to December 31, 2024:

Date Declared	Record Date	Payment Date	Per Share		Total Amount
June 30, 2024	June 30, 2024	July 24, 2024	N/A	(1)	$1,935
September 30, 2024	September 30, 2024	September 30, 2024	N/A	(1)	3,574
December 26, 2024	December 26, 2024	December 26, 2024	0.69		5,569
Total Distributions					$11,078
(1)	Prior to the Conversion Date, the Company had no shares outstanding.

Dividend Reinvestment Plan

Shareholders of Common Shares, whose Common Shares are registered with State Street Bank and Trust Company (the “Agent”), will automatically be enrolled (the “Participants”) in the Company’s Dividend Reinvestment Plan (the “DRIP”). The Company will declare its income dividends or capital gains or other distributions (“Distributions”) payable in Common Shares, or, at the option of shareholders, in cash. Therefore, each Participant will have all Distributions, net of any applicable U.S. withholding taxes, on his or her Common Shares automatically reinvested (net of applicable withholding tax) in additional Shares, unless such Participant elects to receive such Distributions in cash by contacting the Agent. An election to receive cash may be revoked or reinstated at the election of the shareholder. On the payment date for a Distribution, the Agent shall receive newly issued Common Shares (“Additional Shares”), including fractions, from the Company for each Participant’s account. The number of Additional Common Shares to be credited shall be determined by dividing the dollar amount of the Distribution by the net asset value per Share on the payment date. The net asset value per Share on a particular date shall be the amount calculated on that date (or if not calculated on such date, the amount most recently calculated) by or on behalf of the Company in accordance with the Company’s current private placement memorandum. It is contemplated that the Company will pay dividends at least quarterly. If, for any reason beyond the control of the Agent, reinvestment of the Distributions cannot be completed within thirty (30) days after the applicable payment date for such Distribution, funds held by the Agent on behalf of a Participant will be distributed to that Participant.

The following table summarizes the amounts received and Common Shares issued to shareholders who have participated in the DRIP for the year ended December 31, 2025:

	Payment Date	DRIP Shares Issued	Amount per share	DRIP Shares Value
April 28, 2025		343	$25.24	$9
May 27, 2025		1,195	25.14	30
June 27, 2025		8,726	25.14	219
July 28, 2025		13,997	25.15	352
August 27, 2025		14,065	25.17	354
September 26, 2025		16,068	25.17	404
October 28, 2025		16,487	25.23	416
November 26, 2025		19,939	25.23	503
December 23, 2025		22,343	25.20	563
		113,163		$2,850

Share Repurchase Program

The Company commenced a share repurchase program in which it intends to repurchase up to 5% of the Common Shares outstanding as of the close of the previous calendar quarter, at the discretion of the Board. The Board may amend, suspend or terminate the share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Should the Board suspend the share repurchase program, the Board will consider whether the continued suspension of the program is in the best interests of the Company and its shareholders on a quarterly basis. However, the Board is not required to authorize the recommencement of the share repurchase program within any specified period of time. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

On October 29, 2025, under the Company’s share repurchase program, the Company made a tender offer to purchase up to 796,830.71 Common Shares, which represents approximately 5% of the Company’s outstanding shares as of August 31, 2025. The tender offer was for cash at a price equal to the net asset value per share as of December 31, 2025. The offer expired at 11:59 P.M., Eastern Time, on November 28, 2025. No shares were validly tendered prior to the expiration of the offer.

Debt

The Company’s outstanding debt obligations were as follows:

	As of December 31, 2025
	Aggregate Principal Committed	Outstanding Principal		Less Unamortized Deferred Financing Cost	Carrying Value per Consolidated Statement of Assets and Liabilities
SMBC Revolving Credit Facility	$325,000	$226,248	(1)	$2,879	$223,369
BofA ABL Credit Facility	450,000	406,300		2,298	404,002
RBC ABL Credit Facility	300,000	170,402	(2)	723	169,679
Total	$1,075,000	$802,950		$5,900	$797,050
(1)	Net of ($71) in unrealized depreciation related to foreign currency translations
(2)	Net of ($123) in unrealized depreciation related to foreign currency translations

	As of December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Less Unamortized Deferred Financing Cost	Carrying Value per Consolidated Statement of Assets and Liabilities
BofA ABL Credit Facility	$300,000	$235,882	$309	$235,573
SMBC Revolving Credit Facility	300,000	150,000	3,343	146,657
Total	$600,000	$385,882	$3,652	$382,230

For further details, see “Note 5 - Debt” to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

RECENT DEVELOPMENTS

Refer to Item 8. Consolidated Financial Statements “Note 10 - Subsequent Events” to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors described in “Item 1A. Risk Factors.” See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2. Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The Company has engaged an independent valuation firm to prepare month-end valuation recommendations for which market quotations are not readily available as of the last calendar day of each month. The independent valuation firm undertakes a full analysis of the investments and provides estimated fair values for such investments to the Adviser. The independent valuation firm also provides analyses to support their valuation methodology and calculations. The Adviser’s Fair Value Committee reviews and approves each valuation recommendation and confirms it has been calculated in accordance with the Board-approved policies and procedures. The Fair Value Committee manages the Company’s fair valuation practices and maintains the fair valuation policies and procedures. The Adviser reports to the Board information regarding the fair valuation process and related material matters. The Board may determine to modify its designation of the Adviser as valuation designee, relating to any or all Company investments, at any time.

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

We currently have one facility, and each of our wholly-owned subsidiaries, PCF Financing LLC and PCF Financing 2 LLC, has a credit facility. We or our wholly-owned subsidiaries may establish more credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over SOFR (or other applicable reference rate). We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with affirmative or negative covenants that could have an effect on our operations.

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

See Item 8. Consolidated Financial Statements “Note 3 - Related Party Transactions” to the consolidated financial statements for information on the Company’s related party transactions.

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

Market Risk

The success of the Company’s activities will be affected by general economic and market conditions, such as interest rates, inflation rates, industry conditions, competition, technological developments, tax laws, availability of credit, economic uncertainty, changes in laws (including laws relating to taxation of the Company’s investments), trade barriers, currency exchange controls, and national and international political circumstances (including wars, terrorist acts or security operations). These factors may affect, among other things, the level and volatility of securities’ prices, the liquidity of the Company’s investments and the availability of certain securities and investments. Volatility or illiquidity could impair the Company’s profitability or result in losses. The Company may maintain substantial trading positions that can be materially adversely affected by the level of volatility in the financial markets—the larger the positions, the greater the potential for loss. Global markets have recently experienced unprecedented volatility and losses. The effects thereof are continuing and there can be no assurance that the Company will not be materially adversely affected. Furthermore, none of these conditions is within the control of the Adviser. See “Part I, Item 1A. Risk Factors—Adverse Developments in the Debt Capital Markets” of this Form 10-K.

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

As of December 31, 2025, approximately 100.0% of our debt investments were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2025, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of December 31, 2025):

	Interest Income	Interest Expense	Net Income
Up 100 basis points	$12,658	$8,028	$4,630
Up 50 basis points	6,329	4,014	2,315
Down 50 basis points	(6,329)	(4,014)	(2,315)
Down 100 basis points	(12,658)	(8,028)	(4,630)
Down 200 basis points	(25,316)	(16,056)	(9,260)

Item 8. Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Lord Abbett Private Credit Fund

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Lord Abbett Private Credit Fund and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows, and the financial highlights for the year ended December 31, 2025 and for the period from February 23, 2024 (commencement of operations) to December 31, 2024, and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets, cash flows and the financial highlights for the year ended December 31, 2025 and for the period from February 23, 2024 (commencement of operations) to December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian and counterparties; when replies were not received from counterparties, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York
March 20, 2026

We have served as the Company’s auditor since 2024.

Lord Abbett Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	December 31, 2025	December 31, 2024
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost $1,250,796, $438,194, respectively)	$1,248,322	$439,367
Controlled/affiliated investments (cost $61,592, $33,224, respectively)	61,606	33,221
Total investments at fair value (cost $1,312,388, $471,418, respectively)	$1,309,928	$472,588
Cash and cash equivalents	120,437	113,767
Foreign currencies (cost $328, $0, respectively)	330	-
Receivable for investments sold	14,927	81
Interest receivable from non-controlled/non-affiliated investments	5,088	4,508
Dividend receivable from controlled/affiliated investments	2,016	278
Due from affiliate	1,012	683
Other assets	16	5
Deferred offering costs	-	62
Total assets	$1,453,754	$591,972

LIABILITIES
Debt (net of deferred financing costs $5,900, $3,652, respectively) (Note 5)	$797,050	$382,230
Subscriptions received in advance (Note 10)	89,530	-
Payable for investments purchased	21,593	-
Interest payable	6,996	3,806
Distribution payable	4,625	-
Income incentive fees payable	2,073	713
Due to affiliate	2,157	1,197
Professional fees payable	993	313
Management fees payable	441	-
Administration fees payable	110	78
Accrued expenses and other liabilities	139	60
Capital gains incentive fees payable	-	36
Total liabilities	$925,707	$388,433
Total net assets	$528,047	$203,539
Commitments and contingencies (Note 6)
NET ASSETS
Common shares, $0.01 par value (21,021,184 and 8,071,106 shares issued and outstanding, respectively, unlimited number of authorized shares)	$210	$81
Paid in capital in excess of par value	528,362	202,288
Total distributable earnings (accumulated loss)	(525)	1,170
Total net assets	$528,047	$203,539
Total liabilities and net assets	$1,453,754	$591,972
Net asset value per share	$25.12	$25.22

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Statements of Operations
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the Year Ended December 31, 2025	For the period from February 23, 2024 (commencement of operations) to December 31, 2024
Investment income
Non-controlled/non-affiliated investments:
Interest income	$75,575	$22,719
Fee income	2,499	637
Controlled/affiliated investments:
Dividend income	5,906	278
Total investment income	$83,980	$23,634

Expenses
Interest expense	$31,055	$12,139
Income incentive fees (Note 3)	5,880	713
Professional fees	4,673	1,432
Management fees (Note 3)	3,582	422
Administration fees (Note 3)	895	106
Other general & administrative	579	246
Amortization of offering costs	62	62
Organizational costs	-	705
Capital gains incentive fees (Note 3)	(34)	36
Total expenses	$46,692	$15,861
Expense reimbursement (Note 3)	$(3,737)	$(2,585)
Management fees waived (Note 3)	(170)	(422)
Net expenses	$42,785	$12,854
Net investment income (loss)	$41,195	$10,780

Net realized gain (loss) and change in unrealized appreciation (depreciation):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$18	$276
Net realized gain (loss)	$18	$276
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$(3,839)	$1,173
Controlled/affiliated investments	17	(3)
Net change in unrealized appreciation (depreciation)	$(3,822)	$1,170
Net realized gain (loss) and change in unrealized appreciation (depreciation)	$(3,804)	$1,446
Net increase (decrease) in net assets resulting from operations	$37,391	$12,226

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the Year Ended December 31, 2025	For the period from February 23, 2024 (commencement of operations) to December 31, 2024
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$41,195	$10,780
Net realized gain (loss)	18	276
Net change in unrealized appreciation (depreciation)	(3,822)	1,170
Net increase (decrease) in net assets resulting from operations	$37,391	$12,226

Distributions to common shareholders:
Distributions from net investment income	$(39,114)	$(11,078)
Net decrease in net assets resulting from distributions	$(39,114)	$(11,078)

Capital share transactions:
Proceeds from capital contributions/shares sold	$323,381	$204,359
Distributions reinvested	2,850	-
Return of capital contributions	-	(1,968)
Net increase (decrease) from capital share transactions	$326,231	$202,391
Total increase (decrease) in net assets	324,508	203,539
Net assets, beginning of period	$203,539	$-
Net assets, end of period	$528,047	$203,539

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Statements of Cash Flows
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the Year Ended December 31, 2025	For the period from February 23, 2024 (commencement of operations) to December 31, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$37,391	$12,226
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	(18)	(276)
Net change in unrealized (appreciation) depreciation	3,822	(1,170)
Purchases of investments	(1,033,137)	(586,390)
Proceeds from sales and principal repayments	195,696	115,560
Net amortization (accretion) on investments	(3,511)	(312)
Amortization of deferred financing costs	1,340	951
Amortization of deferred offering costs	62	62
Changes in operating assets and liabilities:
Receivable for investments sold	(14,846)	(81)
Interest receivable from non-controlled/non-affiliated investments	(580)	(4,508)
Dividend receivable from controlled/affiliated investments	(1,738)	(278)
Due from affiliate	(329)	(683)
Other assets	(11)	(5)
Payable for investments purchased	21,593	-
Interest payable	3,190	3,806
Income incentive fees payable	1,360	713
Professional fees payable	680	313
Management fees payable	441	-
Administration fees payable	32	78
Accrued expenses and other liabilities	79	60
Due to affiliate	960	1,197
Capital gains incentive fees payable	(36)	36
Net cash provided by (used in) operating activities	$(787,560)	$(458,701)

Cash flows from financing activities:
Borrowings of debt	1,436,856	1,015,487
Repayments of debt	(1,019,982)	(629,605)
Proceeds from capital contributions/shares sold	323,381	204,359
Subscriptions received in advance	89,530	-
Return of capital contributions	-	(1,968)
Income distributions to common shareholders, net of distributions payable and reinvested	(31,639)	(11,078)
Deferred financing costs paid	(3,586)	(4,603)
Deferred offering costs paid	-	(124)
Net cash provided by (used in) financing activities	$794,560	$572,468
Net increase (decrease) in cash, cash equivalents and foreign currencies	7,000	113,767
Cash, cash equivalents and foreign currencies at beginning of period	113,767	-
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$120,767	$113,767

Supplemental cash flow information
Interest paid during the period	$26,525	$7,383
Reinvestment of distributions during the period	$2,850	$-
Non-cash contribution to SBLA JV	$-	$33,224

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments
December 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets

Investments—non-controlled/non-affiliated
First Lien Secured Debt(4)(6)

Aerospace & Defense
Accel International Holdings Inc (Term Loan)	1M S + 4.50%	8.22%	4/26/2032	$12,568	$12,506	$12,568	2.38%
Accel International Holdings Inc (Revolver) (7)	1M S + 4.50%	N/A	4/26/2032	-	(10)	-	-
Applied Aerospace Structures Corp. (Term Loan)	3M S + 4.50%	8.17%	11/29/2030	37,887	37,577	37,508	7.10
Applied Aerospace Structures Corp. (Delayed Draw 2024)	3M S + 4.50%	8.35%	11/29/2030	16,026	15,896	15,865	3.00
Applied Aerospace Structures Corp. (Delayed Draw 2025) (7)	3M S + 4.50%	N/A	11/29/2030	-	(61)	(126)	(0.02)
Applied Aerospace Structures Corp. (Revolver) (7)	3M S + 4.50%	N/A	11/29/2030	-	(71)	(84)	(0.01)
Electro Methods (Term Loan)	3M S + 4.75%	8.62%	2/23/2032	29,396	29,000	29,286	5.55
Electro Methods (Revolver) (7)	3M S + 4.75%	N/A	2/23/2032	-	(94)	(27)	(0.01)
					94,743	94,990	17.99
Air Freight & Logistics
eShipping LLC (Term Loan)	3M S + 4.50%	8.19%	12/23/2032	33,043	32,878	32,878	6.24
eShipping LLC (Delayed Draw) (7)	3M S + 4.50%	N/A	12/23/2032	-	(31)	(31)	(0.01)
eShipping LLC (Revolver) (7)	3M S + 4.50%	8.19%	12/23/2032	779	748	748	0.14
ICAT Intermediate Holdings LLC (Term Loan)	1M S + 6.25%	9.97%	3/1/2029	27,507	27,122	27,095	5.13
ICAT Intermediate Holdings LLC (Delayed Draw) (7)	1M S + 6.25%	9.97%	3/1/2029	3,450	3,330	3,243	0.61
ICAT Intermediate Holdings LLC (Revolver) (7)	1M S + 6.25%	N/A	3/1/2029	-	(29)	(31)	(0.01)
RJW Logistics Group, Inc (Term Loan 2024)	3M S + 5.00%	8.67%	11/26/2031	34,633	34,326	34,329	6.50
RJW Logistics Group, Inc (Term Loan 2025)	3M S + 5.00%	8.67%	11/26/2031	17,101	16,936	16,952	3.21
RJW Logistics Group, Inc (Delayed Draw 2024) (7)	3M S + 5.00%	8.67%	11/26/2031	2,945	2,931	2,915	0.55
RJW Logistics Group, Inc (Delayed Draw 2025) (7)	3M S + 5.00%	N/A	11/26/2031	-	(14)	(25)	-
					118,197	118,073	22.36
Building Materials
CP Atlas Buyer, Inc. (Term Loan) (10)	1M S + 5.25%	8.97%	7/8/2030	14,364	13,841	13,933	2.64
					13,841	13,933	2.64
Commercial Services & Supplies
Alliance Technical Group (Term Loan)	3M S + 4.50%	8.17%	12/1/2032	33,158	32,992	32,992	6.25
Alliance Technical Group (Delayed Draw) (7)	3M S + 4.50%	N/A	12/1/2032	-	(28)	(28)	(0.01)
Alliance Technical Group (Revolver) (7)	3M S + 4.50%	8.17%	12/1/2030	313	292	292	0.06
Ambient Enterprises Holdco LLC, (Term Loan 2024)	3M S + 5.25%	8.92%	6/28/2030	6,944	6,882	6,885	1.30
Ambient Enterprises Holdco LLC, (Term Loan 2025 2nd Amendment)	3M S + 5.25%	8.92%	6/28/2030	383	377	379	0.07
Ambient Enterprises Holdco LLC, (Term Loan 2025 3rd Amendment)	3M S + 5.25%	8.92%	6/28/2030	311	306	308	0.06
Ambient Enterprises Holdco LLC, (Delayed Draw 2024)	3M S + 5.25%	8.92%	6/28/2030	424	421	420	0.08
Ambient Enterprises Holdco LLC, (Delayed Draw 2025 Term Loan B) (7)	3M S + 5.25%	8.92%	6/28/2030	123	118	117	0.02
Ambient Enterprises Holdco LLC, (Delayed Draw 2025 Term Loan C) (7)	3M S + 5.25%	N/A	6/28/2030	-	(4)	(5)	-
Cards-Live Oak Holdings, Inc. (Term Loan)	3M S + 4.75%	8.42%	10/21/2032	18,025	17,937	17,937	3.40
Cards-Live Oak Holdings, Inc. (Delayed Draw) (7)	3M S + 4.75%	N/A	10/21/2032	-	(17)	(17)	-
Cards-Live Oak Holdings, Inc. (Revolver) (7)	3M P + 3.75%	8.42%	10/21/2032	1,144	1,128	1,128	0.21
JFL-Atomic AcquisitionCo, Inc. (Term Loan)	3M S + 4.75%	8.64%	2/20/2031	46,120	45,499	45,543	8.62
JFL-Atomic AcquisitionCo, Inc. (Delayed Draw) (7)	3M S + 4.75%	8.64%	2/20/2031	8,301	8,113	8,050	1.52
JFL-Atomic AcquisitionCo, Inc. (Revolver) (7)	3M S + 4.75%	N/A	2/20/2031	-	(78)	(78)	(0.01)
					113,938	113,923	21.57
Construction & Engineering
Qualus Power Services Corp (Term Loan)	3M S + 4.25%	8.04%	3/27/2031	2,509	2,497	2,496	0.47
Qualus Power Services Corp (Delayed Draw 2024)	3M S + 4.50%	8.34%	3/27/2028	24,978	24,813	24,853	4.71
Qualus Power Services Corp (Delayed Draw 2025 Term Loan) (7)	3M S + 4.25%	8.04%	3/27/2031	1,490	1,481	1,478	0.28
Qualus Power Services Corp (Delayed Draw 2025 Term Loan 2) (7)	3M S + 4.50%	N/A	3/28/2028	-	(13)	(28)	(0.01)
					28,778	28,799	5.45
Consumer Discretionary
Spotless Brands, LLC (Delayed Draw) (7)	3M S + 5.00%	8.79%	7/25/2028	3,156	3,071	2,992	0.57
					3,071	2,992	0.57
Containers & Packaging
Schoeneck Containers, LLC (Term Loan)	1M S + 4.10%	7.93%	5/7/2028	9,122	9,122	9,122	1.73
Schoeneck Containers, LLC (Delayed Draw)	1M S + 4.10%	7.93%	5/7/2028	4,660	4,660	4,660	0.88
Schoeneck Containers, LLC (Revolver) (7)	1M S + 4.10%	N/A	5/7/2028	-	-	-	-
					13,782	13,782	2.61

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments (Continued)
December 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Electrical Equipment
Centaur Holdings III LLC (Term Loan)	3M S + 4.75%	8.42%	9/5/2031	$34,066	$33,737	$33,726	6.39%
Centaur Holdings III LLC (Delayed Draw) (7)	3M S + 4.75%	8.42%	9/5/2031	2,096	2,061	2,044	0.39
Centaur Holdings III LLC (Revolver) (7)	3M S + 4.75%	8.42%	9/5/2031	1,572	1,532	1,530	0.29
Maverick Power, LLC (Term Loan)	3M S + 5.00%	8.89%	5/4/2031	21,922	21,593	21,593	4.09
Spark Buyer, LLC (Term Loan)	3M S + 5.25%	9.13%	10/15/2031	46,406	45,802	42,810	8.10
Spark Buyer, LLC (Delayed Draw) (7)	3M S + 5.25%	N/A	10/15/2031	-	(117)	(1,453)	(0.28)
Spark Buyer, LLC (Revolver) (7)	3M S + 5.25%	9.13%	10/15/2031	3,188	3,070	2,461	0.47
					107,678	102,711	19.45
Health Care Equipment & Supplies
MGS MFG. Group, Inc. (Term Loan)	1M S + 4.50%	8.32%	5/31/2027	3,271	3,271	3,271	0.63
MGS MFG. Group, Inc. (Delayed Draw)	1M S + 4.50%	8.32%	5/31/2027	2,663	2,663	2,663	0.50
MGS MFG. Group, Inc. (Revolver) (7)	1M P + 3.50%	8.32%	5/31/2027	547	547	547	0.10
					6,481	6,481	1.23
Health Care Providers & Services
Continental Buyer Inc (Term Loan 2024)	1M S + 4.50%	8.22%	4/2/2031	44,689	44,160	44,466	8.41
Continental Buyer Inc (Term Loan 2025)	1M S + 4.50%	8.22%	4/2/2031	5,751	5,723	5,722	1.08
Continental Buyer Inc (Delayed Draw) (7)	1M S + 4.50%	N/A	4/2/2031	-	(3)	(5)	-
Continental Buyer Inc (Revolver) (7)	1M S + 4.50%	N/A	4/2/2031	-	(57)	(27)	(0.01)
Falcon Parent Holdings Inc (Term Loan)	3M S + 5.00%	8.89%	11/6/2031	35,869	35,507	35,286	6.68
Falcon Parent Holdings Inc (Delayed Draw) (7)	3M S + 5.00%	N/A	11/6/2031	-	(71)	(46)	(0.01)
Falcon Parent Holdings Inc (Revolver) (7)	3M S + 5.00%	8.89%	11/6/2031	262	209	194	0.04
Genova Diagnostics, Inc. (Term Loan)	3M S + 6.75%	10.42%	12/23/2030	12,677	12,330	12,330	2.35
Genova Diagnostics, Inc. (Delayed Draw) (7)	3M S + 6.75%	N/A	12/23/2030	-	(19)	(19)	-
Genova Diagnostics, Inc. (Revolver) (7)	3M S + 6.75%	N/A	12/23/2030	-	(26)	(26)	-
SMG Operating CO LLC (Term Loan)	1M S + 5.00%	8.78%	12/5/2030	33,200	32,708	32,708	6.19
SMG Operating CO LLC (Delayed Draw) (7)	1M S + 5.00%	N/A	12/5/2030	-	(44)	(44)	(0.01)
SMG Operating CO LLC (Revolver) (7)	1M S + 5.00%	N/A	12/5/2030	-	(61)	(61)	(0.01)
					130,356	130,478	24.71
Hotels, Restaurants & Leisure
Excursions Buyer, LLC (Term Loan)	3M S + 5.50%	9.17%	11/21/2031	16,386	16,225	16,225	3.07
					16,225	16,225	3.07
Insurance
World Insurance Associates, LLC (Delayed Draw) (7)	3M S + 5.00%	8.67%	4/3/2030	2,808	2,792	2,764	0.52
World Insurance Associates, LLC (Revolver) (7)	3M S + 5.00%	N/A	4/3/2030	-	(1)	(2)	-
					2,791	2,762	0.52
IT Services
BCM One, Inc. (Term Loan)	6M S + 4.50%	8.20%	11/17/2027	9,575	9,575	9,575	1.81
BCM One, Inc. (Delayed Draw)	6M S + 4.50%	8.20%	11/17/2027	4,713	4,713	4,713	0.89
BCM One, Inc. (Revolver) (7)	6M S + 4.50%	N/A	11/17/2027	-	-	-	-
GCOM (Term Loan)	3M S + 7.50%	11.63%	8/21/2028	38,950	38,655	38,950	7.38
Security 101 (Term Loan)	3M S + 5.00%	8.67%	4/11/2028	77,267	76,665	77,267	14.63
Security 101 (Incremental Term Loan)	3M S + 5.00%	8.74%	4/11/2028	7,925	7,846	7,925	1.50
Security 101 (Delayed Draw)	3M S + 5.00%	8.76%	4/11/2028	5,944	5,890	5,944	1.13
Security 101 (Incremental Delayed Draw)	3M S + 5.00%	8.67%	4/11/2028	11,917	11,799	11,917	2.26
Security 101 (Revolver) (7)	3M S + 5.00%	N/A	4/11/2028	-	(45)	-	-
Uptime Institute (Term Loan)	1M S + 5.00%	8.55%	1/12/2027	15,915	15,815	15,855	3.00
Uptime Institute (Revolver) (7)	1M S + 5.00%	N/A	1/12/2027	-	-	(8)	-
					170,913	172,138	32.60
Life Sciences Tools & Services
TransnetYX, Inc (Term Loan)	3M S + 4.75%	8.42%	4/13/2027	13,312	13,312	13,312	2.52
TransnetYX, Inc (Revolver) (7)	3M S + 4.75%	N/A	4/13/2027	-	-	-	-
					13,312	13,312	2.52
Machinery
Rental Equipment Investment Co. (Term Loan)	3M S + 4.50%	8.17%	10/8/2030	4,667	4,611	4,608	0.87
Rental Equipment Investment Co. (Revolver) (7)	3M S + 4.50%	8.17%	10/8/2030	1,813	1,750	1,747	0.33
Solve Industrial Motion Group LLC (Term Loan)	1M S + 4.50%	8.34%	6/30/2027	2,346	2,313	2,313	0.44
Solve Industrial Motion Group LLC (Delayed Draw) (7)	1M S + 4.75%	8.51%	6/30/2027	25,801	25,601	25,601	4.85
					34,275	34,269	6.49

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments (Continued)
December 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Personal Care Products
Arkas Bidco Limited (Term Loan) (5) (11)	3M S + 6.00%	9.87%	9/4/2032	$28,915	$28,345	$28,345	5.37%
					28,345	28,345	5.37
Pharmaceuticals
Meta Buyer LLC (Term Loan)	3M E + 5.25%	7.29%	12/22/2031	16,804	19,480	19,551	3.70
Meta Buyer LLC (Term Loan)	3M S + 5.25%	8.95%	12/22/2031	14,102	13,962	13,962	2.64
Meta Buyer LLC (Term Loan)	3M B + 5.25%	9.02%	12/22/2031	19,782	12,947	13,070	2.48
Meta Buyer LLC (Delayed Draw) (7)	3M B + 5.25%	N/A	12/22/2031	-	(65)	(65)	(0.01)
Meta Buyer LLC (Revolver) (7)	3M B + 5.25%	N/A	12/22/2031	-	(57)	(57)	(0.01)
					46,267	46,461	8.80
Professional Services
Accordion Partners LLC (Term Loan)	3M S + 5.00%	8.70%	11/17/2031	30,769	30,693	30,693	5.81
Accordion Partners LLC (Delayed Draw) (7)	3M S + 5.00%	N/A	11/17/2031	-	(57)	(57)	(0.01)
Accordion Partners LLC (Revolver) (7)	3M S + 5.00%	N/A	11/17/2031	-	(19)	(19)	-
Aprio Advisory Group, LLC (Delayed Draw) (7)	3M S + 4.75%	N/A	8/1/2031	-	(243)	(243)	(0.05)
Aprio Advisory Group, LLC (Revolver) (7)	3M S + 4.75%	N/A	8/1/2031	-	(39)	(39)	(0.01)
ComPsych Investment Corp. (Term Loan)	3M S + 4.75%	8.61%	7/22/2031	15,018	14,987	15,018	2.84
ComPsych Investment Corp. (Delayed Draw) (7)	3M S + 4.75%	N/A	7/22/2031	-	(8)	-	-
Lighthouse Technologies Holding Corp (Term Loan)	1M S + 5.00%	8.72%	12/31/2029	8,400	8,400	8,400	1.59
Lighthouse Technologies Holding Corp (Term Loan)	1M S + 5.00%	8.72%	12/31/2029	16,927	16,843	16,843	3.19
Lighthouse Technologies Holding Corp (Revolver) (7)	1M S + 5.00%	N/A	12/31/2029	-	(6)	(6)	-
Vensure Employer Services Inc (Term Loan)	3M S + 5.00%	8.67%	9/29/2031	12,166	12,108	12,121	2.30
Vensure Employer Services Inc (Delayed Draw) (7)	3M S + 5.00%	N/A	9/29/2031	-	(8)	(2)	-
					82,651	82,709	15.66
Real Estate Management & Development
Vacation Rental Brands, LLC (Term Loan)	3M S + 5.25%	8.92%	5/6/2032	56,841	56,314	56,273	10.66
Vacation Rental Brands, LLC (Incremental Term Loan)	3M S + 5.25%	8.92%	5/6/2032	4,256	4,215	4,214	0.80
Vacation Rental Brands, LLC (Delayed Draw) (7)	3M S + 5.25%	N/A	5/6/2032	-	(17)	(18)	-
Vacation Rental Brands, LLC (Delayed Draw 2025 2nd Amendment) (7)	3M S + 5.25%	N/A	5/6/2032	-	(54)	(111)	(0.02)
Vacation Rental Brands, LLC (Revolver) (7)	3M S + 5.25%	N/A	5/6/2032	-	(51)	(55)	(0.01)
					60,407	60,303	11.43
Software
Databricks Inc (Term Loan)	1M S + 4.50%	8.27%	1/3/2031	20,313	20,227	20,313	3.85
Databricks Inc (Delayed Draw) (7)	1M S + 4.50%	N/A	1/3/2031	-	-	-	-
LeadVenture, Inc (Term Loan)	3M S + 5.25%	8.92%	6/23/2032	49,791	49,086	49,293	9.34
LeadVenture, Inc (Delayed Draw) (7)	3M S + 5.25%	8.92%	6/23/2032	3,130	3,041	3,035	0.57
LeadVenture, Inc (Revolver) (7)	3M S + 5.25%	8.92%	6/23/2032	951	885	903	0.17
					73,239	73,544	13.93
Telecommunication Services
CCI Buyer, Inc. (Term Loan)	3M S + 5.00%	8.67%	5/13/2032	27,456	27,201	27,456	5.20
CCI Buyer, Inc. (Revolver) (7)	3M S + 5.00%	N/A	5/13/2032	-	(15)	-	-
Clearwave Fiber (Revolver) (7)	3M S + 4.00%	7.82%	12/13/2029	7,662	7,542	7,617	1.44
					34,728	35,073	6.64
Textiles, Apparel & Luxury Goods
Kravet Inc. (Term Loan)	3M S + 5.00%	8.67%	11/26/2030	26,335	26,002	26,105	4.94
Kravet Inc. (Revolver) (7)	3M S + 5.00%	N/A	11/26/2030	-	(65)	(46)	(0.01)
					25,937	26,059	4.93
Total First Lien Secured Debt					$1,219,955	$1,217,362	230.54%

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments (Continued)
December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Second Lien Secured Debt (4)(6)
Software
SolarWinds Holdings, Inc. (Term Loan)	3M S + 6.00%	9.70%	4/18/2033	$31,000	$29,951	$30,070	5.69%
					29,951	30,070	5.69
Total Second Lien Secured Debt					$29,951	$30,070	5.69%
Equity(6)
Personal Care Products
Arkas Bidco Limited (5)(11)(12)	N/A	N/A	N/A	888	888	888	0.17
Arkas Bidco Limited (5)(11)(12)	N/A	N/A	N/A	2	2	2	-
					890	890	0.17
Total Equity					$890	$890	0.17%
Investments—controlled/affiliated
Investments in Joint Venture (4)(6)(9)
SBLA Private Credit LLC (5)	N/A	N/A	N/A	61,592	61,592	61,606	11.67
Total Investments in Joint Venture					$61,592	$61,606	11.67
Total Investments (8)					$1,312,388	$1,309,928	248.07%

(1)	Unless otherwise indicated, investments held by the Company are denominated in USD dollars. All investments are income producing unless otherwise indicated.

(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), (“PRIME” or “P”), (“BBSY” or “B”), and (“EURIBOR” or “E”) or an alternate base rate (commonly based on the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of December 31, 2025.

(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

(4)	Unless otherwise indicated, issuers of investments held by the Company are domiciled in the United States.

(5)	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any nonqualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2025, non-qualifying assets represented approximately 6% of the total assets of the Company.

(6)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 - Investments”).

(7)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from the unfunded commitment being valued below par and/or unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments:

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments (Continued)
December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments	Maturity Date	Unfunded
Accel International Holdings Inc (Revolver)	4/26/2032	$2,162
Accordion Partners LLC (Delayed Draw)	11/17/2031	22,833
Accordion Partners LLC (Revolver)	11/17/2031	3,764
Alliance Technical Group (Delayed Draw)	12/1/2032	11,053
Alliance Technical Group (Revolver)	12/1/2030	3,858
Ambient Enterprises Holdco LLC, (Delayed Draw 2025 Term Loan B)	6/28/2030	531
Ambient Enterprises Holdco LLC, (Delayed Draw 2025 Term Loan C)	6/28/2030	520
Applied Aerospace Structures Corp. (Delayed Draw 2025)	11/29/2030	12,570
Applied Aerospace Structures Corp. (Revolver)	11/29/2030	1,970
Applied Aerospace Structures Corp. (Revolver)	11/29/2030	6,410
Aprio Advisory Group, LLC (Delayed Draw)	8/1/2031	48,821
Aprio Advisory Group, LLC (Revolver)	8/1/2031	3,958
BCM One, Inc. (Revolver)	11/17/2027	1,530
Cards-Live Oak Holdings, Inc. (Delayed Draw)	10/21/2032	7,153
Cards-Live Oak Holdings, Inc. (Revolver)	10/21/2032	2,289
CCI Buyer, Inc. (Revolver)	5/13/2032	1,607
Centaur Holdings III LLC (Delayed Draw)	9/5/2031	3,144
Centaur Holdings III LLC (Revolver)	9/5/2031	2,620
Clearwave Fiber (Revolver)	12/13/2029	4,338
ComPsych Investment Corp. (Delayed Draw)	7/22/2031	7,778
Continental Buyer Inc (Delayed Draw)	4/2/2031	1,095
Continental Buyer Inc (Revolver)	4/2/2031	5,325
Databricks Inc (Delayed Draw)	1/3/2031	4,688
Electro Methods (Revolver)	2/23/2032	7,090
eShipping LLC (Delayed Draw)	12/23/2032	12,469
eShipping LLC (Revolver)	12/23/2032	5,455
Falcon Parent Holdings Inc (Delayed Draw)	11/6/2031	2,825
Falcon Parent Holdings Inc (Revolver)	11/6/2031	3,923
Genova Diagnostics, Inc. (Delayed Draw)	12/23/2030	1,355
Genova Diagnostics, Inc. (Revolver)	12/23/2030	968
ICAT Intermediate Holdings LLC (Delayed Draw)	3/1/2029	10,351
ICAT Intermediate Holdings LLC (Revolver)	3/1/2029	2,095
JFL-Atomic AcquisitionCo, Inc. (Delayed Draw)	2/20/2031	11,738
JFL-Atomic AcquisitionCo, Inc. (Revolver)	2/20/2031	6,264
Kravet Inc. (Revolver)	11/26/2030	5,284
LeadVenture, Inc (Delayed Draw)	6/23/2032	6,370
LeadVenture, Inc (Revolver)	6/23/2032	3,803
Lighthouse Technologies Holding Corp (Revolver)	12/31/2029	1,149
Meta Buyer LLC (Delayed Draw)	12/22/2031	13,076
Meta Buyer LLC (Revolver)	12/22/2031	5,704
MGS MFG. Group, Inc. (Revolver)	5/31/2027	1,230
Qualus Power Services Corp (Delayed Draw 2025 Term Loan 2)	3/28/2028	5,500
Qualus Power Services Corp (Delayed Draw 2025 Term Loan)	3/27/2031	1,018
Rental Equipment Investment Co. (Revolver)	10/8/2030	3,520
RJW Logistics Group, Inc (Delayed Draw 2024)	11/26/2031	491
RJW Logistics Group, Inc (Delayed Draw 2025)	9/23/2032	2,899
Schoeneck Containers, LLC (Revolver)	5/7/2028	3,409
Security 101 (Revolver)	4/11/2028	5,958
SMG Operating CO LLC (Delayed Draw)	12/5/2030	5,900
SMG Operating CO LLC (Revolver)	12/5/2030	4,100

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments (Continued)
December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments	Maturity Date	Unfunded
Solve Industrial Motion Group LLC (Delayed Draw)	6/30/2027	$18,684
Spark Buyer, LLC (Delayed Draw)	10/15/2031	18,750
Spark Buyer, LLC (Revolver)	10/15/2031	6,188
Spotless Brands, LLC (Delayed Draw)	7/25/2028	18,693
TransnetYX, Inc (Revolver)	4/13/2027	2,167
Uptime Institute (Revolver)	1/12/2027	2,188
Vacation Rental Brands, LLC (Delayed Draw 2025 2nd Amendment)	5/6/2032	11,094
Vacation Rental Brands, LLC (Delayed Draw)	5/6/2032	1,761
Vacation Rental Brands, LLC (Revolver)	5/6/2032	5,462
Vensure Employer Services Inc (Delayed Draw)	9/29/2031	625
World Insurance Associates, LLC (Delayed Draw)	4/3/2030	2,192
World Insurance Associates, LLC (Revolver)	4/3/2030	250
Total		$382,015

(8)	Unless otherwise indicated, all securities are pledged as collateral to our SMBC Revolving Credit Facility (“SMBC Revolving Credit Facility”), our ABL Credit Facility with Bank of America (“BofA ABL Credit Facility) or ABL Credit Facility with RBC (“RBC ABL Credit Facility”) as defined in “Note 5 - Debt”. As such, these securities are not available as collateral to our general creditors.

(9)	Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2025, the Company’s controlled/affiliated investments, and their related transactions for the year ended, were as follows:

Controlled/Affiliated Investments	Fair Value as of January 1, 2025	Gross Additions	Gross Reductions	Net Change in Unrealized appreciation/ (depreciation)	Net Realized Gain (Loss)	Fair Value as of December 31, 2025	Dividend Income
SBLA Private Credit LLC	$33,221	$28,368	$-	$17	$-	$61,606	$5,906
Total	$33,221	$28,368	$-	$17	$-	$61,606	$5,906

(10)	Investment is valued using quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices unobservable inputs (Level 2), (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 -Investments”).

(11)	The issuer of this investment is domiciled in the United Kingdom.

(12)	Non-income producing security.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments (Continued)
December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following shows the composition of the Company’s portfolio at fair value by industry and geography as of December 31, 2025.

Industry	First Lien Secured Debt	Second Lien Secured Debt	Equity	Joint Venture	Total	Percentage of Total Investments at Fair Value
Aerospace & Defense	$94,990	$-	$-	$-	$94,990	7.25%
Air Freight & Logistics	118,073	-	-	-	118,073	9.01%
Building Materials	13,933	-	-	-	13,933	1.06%
Commercial Services & Supplies	113,923	-	-	-	113,923	8.70%
Construction & Engineering	28,799	-	-	-	28,799	2.20%
Consumer Discretionary	2,992	-	-	-	2,992	0.23%
Containers & Packaging	13,782	-	-	-	13,782	1.05%
Electrical Equipment	102,711	-	-	-	102,711	7.84%
Health Care Equipment & Supplies	6,481	-	-	-	6,481	0.49%
Health Care Providers & Services	130,478	-	-	-	130,478	9.96%
Hotels, Restaurants & Leisure	16,225	-	-	-	16,225	1.24%
Insurance	2,762	-	-	-	2,762	0.21%
Investments in Joint Venture	-	-	-	61,606	61,606	4.70%
IT Services	172,138	-	-	-	172,138	13.15%
Life Sciences Tools & Services	13,312	-	-	-	13,312	1.02%
Machinery	34,269	-	-	-	34,269	2.62%
Personal Care Products	28,345	-	890	-	29,235	2.23%
Pharmaceuticals	46,461	-	-	-	46,461	3.55%
Professional Services	82,709	-	-	-	82,709	6.31%
Real Estate Management & Development	60,303	-	-	-	60,303	4.60%
Software	73,544	30,070	-	-	103,614	7.91%
Telecommunication Services	35,073	-	-	-	35,073	2.68%
Textiles, Apparel & Luxury Goods	26,059	-	-	-	26,059	1.99%
Total	$1,217,362	$30,070	$890	$61,606	$1,309,928	100%

Geography	Fair Value	Percentage of Total Investments at Fair Value
United States	1,280,693	97.8%
United Kingdom	29,235	2.2
Total	$1,309,928	100.0%

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments (Continued)
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

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments (Continued)
December 31, 2024

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
IT Services
BCM One, Inc. (Term Loan)	6M S + 4.50%	8.85%	11/17/2027	$9,684	$9,684	$9,684	4.76%
BCM One, Inc. (Delayed Draw)	1M S + 4.50%	8.96%	11/17/2027	4,762	4,762	4,762	2.34
BCM One, Inc. (Revolver)(8)	3M S + 4.50%	N/A	11/17/2027	—	—	—	—
GCOM (Term Loan)	3M S + 7.50%	12.28%	8/1/2031	39,798	39,414	39,500	19.40
					53,860	53,946	26.50
Leisure Products
Playpower, Inc. (Term Loan)	3M S + 5.25%	9.58%	8/28/2030	43,326	42,704	42,732	20.99
Playpower, Inc. (Revolver)(8)	3M S + 5.25%	N/A	8/28/2030	—	(93)	(90)	(0.04)
					42,611	42,642	20.95
Life Sciences Tools & Services
TransnetYX, Inc (Term Loan)	3M S + 5.25%	9.78%	4/13/2027	16,050	16,050	16,050	7.89
TransnetYX, Inc (Revolver)(8)	3M S + 5.25%	N/A	4/13/2027	—	—	—	—
					16,050	16,050	7.89
Professional Services
ComPsych Investment Corp. (Term Loan)	3M S + 4.75%	9.38%	7/22/2031	15,170	15,134	15,132	7.44
ComPsych Investment Corp. (Delayed Draw)(8)	3M S + 4.75%	N/A	7/22/2031	—	(9)	(19)	(0.01)
Vensure Employer Services Inc (Term Loan)	3M S + 5.00%	9.33%	9/29/2031	19,888	19,793	19,792	9.72
Vensure Employer Services Inc (Delayed Draw)(8)	3M S + 5.00%	9.65%	9/29/2031	1,234	1,208	1,194	0.59
					36,126	36,099	17.74
Telecommunication Services
Clearwave Fiber (Revolver)(8)	3M S + 4.00%	8.40%	12/13/2029	6,439	6,291	6,291	3.09
					6,291	6,291	3.09
Textiles, Apparel & Luxury Goods
Kravet Inc. (Term Loan)	1M S + 5.25%	9.77%	11/25/2030	29,590	29,152	29,152	14.32
Kravet Inc. (Revolver)(8)	3M S + 5.25%	N/A	11/25/2030	—	(78)	(78)	(0.04)
					29,074	29,074	14.28
Total First Lien Secured Debt—non-controlled/non-affiliated					$438,194	$439,367	215.86%

Investments—controlled/affiliated
Investments in Joint Venture(4)(6)(10)
SBLA Private Credit LLC(5)				$33,224	$33,224	$33,221	16.32%
					33,224	33,221	16.32
Total Investments in Joint Venture					$33,224	$33,221	16.32%
Total Investments at Fair Value(9)					$471,418	$472,588	232.18%

(1)	Unless otherwise indicated, debt investments held by the Company are denominated in USD dollars. All debt investments are income producing unless otherwise indicated.

(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), or an alternate base rate (commonly based on the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of December 31, 2024.

(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

(4)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.

(5)	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any nonqualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2024, non-qualifying assets represented approximately 10.59% of the total assets of the Company.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments (Continued)
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

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments (Concluded)
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

Controlled/Affiliated Investments	Fair Value as of February 23, 2024 (commencement of operations)	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation (Depreciation)	Net Ralized Gain (Loss)	Fair Value as of December 31, 2024	Dividend Income
SBLA Private Credit LLC	$–	$33,224	$–	$(3)	$–	$33,221	$278
Total	$–	$33,224	$–	$(3)	$–	$33,221	$278

(11) Amount is less than (0.01)%.

The following shows the composition of the Company’s portfolio at fair value by industry and geography as of December 31, 2024.

Industry	Investment Type	Fair Value	Percentage of Total Investments at Fair Value
IT Services	First Lien Secured Debt	$53,946	11.42%
Health Care Providers & Services	First Lien Secured Debt	53,656	11.35
Electrical Equipment	First Lien Secured Debt	45,914	9.72
Leisure Products	First Lien Secured Debt	42,642	9.02
Aerospace & Defense	First Lien Secured Debt	39,421	8.34
Insurance	First Lien Secured Debt	36,402	7.70
Professional Services	First Lien Secured Debt	36,099	7.64
Air Freight & Logistics	First Lien Secured Debt	34,267	7.25
Investments in Joint Venture	Joint Venture	33,221	7.03
Textiles, Apparel & Luxury Goods	First Lien Secured Debt	29,074	6.15
Commercial Services & Supplies	First Lien Secured Debt	24,963	5.28
Life Sciences Tools & Services	First Lien Secured Debt	16,050	3.40
Containers & Packaging	First Lien Secured Debt	14,654	3.10
Telecommunication Services	First Lien Secured Debt	6,291	1.33
Health Care Equipment & Supplies	First Lien Secured Debt	6,106	1.29
Construction and Engineering	First Lien Secured Debt	(118)	(0.02)
Total		$472,588	100.00%

Geography	Fair Value	Percentage of Total Investments at Fair Value
United Kingdom	$29,398	6.22%
United States	443,190	93.78
Total	$472,588	100.00%

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements

December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(1) ORGANIZATION

Lord Abbett Private Credit Fund (the “Company”, “we”, “us” or “our”) is a closed-end, non-diversified management investment company organized under the laws of the State of Delaware. The Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on October 4, 2024 (the “BDC Election Date”). The Company elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) for U.S. federal income tax purposes as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company was formed on November 27, 2023 as Lord Abbett Private Credit Fund 1, LP and commenced investment operations on February 23, 2024. Lord Abbett Private Credit Advisor LLC is the investment adviser to the Company (the “Adviser”). The Adviser is a wholly-owned subsidiary of Lord Abbett & Co. LLC. The Adviser provides the Company with investment advisory services pursuant to the terms of an investment advisory agreement (the “Advisory Agreement”). Lord, Abbett & Co. LLC, the “Administrator” or “Lord Abbett” performs, or oversees the performance of, the Company’s corporate operations and required administrative services pursuant to an administration agreement (the “Administration Agreement”).

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

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 and pursuant to Regulation S-X. The functional currency is the U.S. dollar (“USD”) and these Consolidated Financial Statements have been prepared in that currency.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income, expenses, gains and losses during the reported periods. Changes in the economic environment, financial markets, credit worthiness of our portfolio companies, and any other parameters used in determining these estimates could cause actual results to differ.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Continued)

December 31, 2025

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

The Company does not consolidate SBLA Private Credit LLC (the “SBLA JV”). See “Note 4 - Investments” for further description of the joint venture.

Cash and Cash Equivalents

The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and near maturity, that they present insignificant risk of changes in value because of changes in interest rates. Foreign currencies are deposits with the custodian that are maintained in a currency other than USD. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements, and other high-quality, short-term debt securities would qualify as cash equivalents.

Cash and cash equivalents are carried at cost, which approximates fair value. The cash and cash equivalents balance as of December 31, 2025 and December 31, 2024 was $120,437 and $113,767, respectively. The foreign currencies balance as of December 31, 2025 and December 31, 2024 was $330 and $0, respectively.

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

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Continued)

December 31, 2025

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

The Company has engaged an independent valuation firm to prepare month-end valuation recommendations for which market quotations are not readily available as of the last calendar day of each month. The independent valuation firm undertakes a full analysis of the investments and provides estimated fair values for such investments to the Adviser. The independent valuation firm also provides analyses to support their valuation methodology and calculations. The Adviser’s Fair Value Committee reviews and approves each valuation recommendation and confirms it has been calculated in accordance with the Board-approved policies and procedures. The Fair Value Committee manages the Company’s fair valuation practices and maintains the fair valuation policies and procedures. The Adviser reports to the Board information regarding the fair valuation process and related material matters. The Board may determine to modify its designation of the Adviser as valuation designee, relating to any or all Company investments, at any time.

Valuation techniques used to value the Company’s investments by major category are as follows:

•	Investments, including private placements, for which observable inputs are not available are generally valued using one or more valuation methods including the market approach, and the income approach. The market approach considers factors including the price of recent investments in the same or a similar security or financial metrics of comparable securities. The income approach considers factors including expected future cash flows, security specific risks and corresponding discount rates. The Company may use amortized cost as a pricing technique for investments that have recently transacted.

•	Equity securities and other investments, including restricted securities, for which market quotations are readily available, are valued at the last reported sale price or official closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) as reported by a third-party pricing service on the primary market or exchange on which they are traded. In the event there were no sales during the day or closing prices are not available, securities are valued at the last quoted bid price or may be valued using the last available price. For foreign equity securities, when market or security specific events arise, comparisons to the valuation of American Depositary Receipts (ADRs), futures contracts, Exchange-Traded Funds (ETFs) and certain indexes as well as quoted prices for similar securities may be used. For equity securities, including restricted securities, where observable inputs are limited, assumptions about market activity and risk are used.

•	Debt securities that are publicly traded, including restricted securities, are valued based on evaluated prices received from third party pricing services or from brokers who make markets in such securities. Preferred securities are valued by pricing services who utilize matrix pricing which considers yield or price of bonds of comparable quality, coupon, maturity and type or by broker supplied prices. When independent prices are unavailable or unreliable, debt securities may be valued utilizing pricing methodologies which consider similar factors that would be used by third party pricing services.

•	Investments in open-end investment companies are valued at their closing net asset value.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Continued)

December 31, 2025

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

Payment-in-Kind (“PIK”) Income

The Company may have loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the year ended December 31, 2025 and for the period ended December 31, 2024, there was no PIK income.

Dividend Income

Dividend income on preferred equity securities and on the Company’s equity interests in its joint ventures are recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Fee Income

The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Non-Accrual Investments

Loans are generally placed on non-accrual status when, in management’s judgment, there is sufficient doubt that all or a portion of principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2025 and December 31, 2024, there were no loans on non-accrual status.

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

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Continued)

December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Deferred Financing Costs

Financing costs incurred in connection with the Company’s credit facilities are capitalized and amortized into expense using the straight-line method, which approximates the effective yield method over the life of the facility. See “Note 5 - Debt.”

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

Foreign Currency Translations

The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the foreign exchange rate on the date of valuation. The Company’s investments in foreign securities may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

Income Taxes

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company reviews and evaluates tax positions in its major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. Based on this review, the Company has determined the major tax jurisdictions to be where the Company is organized, where the Company makes investments, and where the Company is located; however, no reserves for uncertain tax positions were recorded for the year ended December 31, 2025 and for the year ended December 31, 2024. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no tax liability or expense, including interest and penalties, has been recorded in the Consolidated Financial Statements. Generally, the Company’s U.S. federal, state, and local tax returns remain open for examination for a period of three to five years from when they are filed under varying statutes of limitations.

The Company elected to be treated as a RIC under Subchapter M of the Code with its initial taxable year ended December 31, 2024. So long as the Company maintains its status as a RIC, it generally will not pay corporate U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as distributions.

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

Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes-Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the income tax disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be applied prospectively, with an option for retrospective application. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact that this guidance will have on its financial statement disclosures.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Continued)

December 31, 2025

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

The CODM for the Company is Lord Abbett through its Management, Investment and Operating Committees, which are responsible for assessing performance and making decisions about resource allocation. The CODM has determined that the Company has a single operating segment based on the fact that the CODM monitors the operating results of the Company as a whole and that the Company’s long-term strategic asset allocation is pre-determined in accordance with the terms of its prospectus, based on a defined investment strategy which is executed by the Company’s portfolio managers as a team. The financial information provided to and reviewed by the CODM is consistent with that presented within the Company’s Consolidated Schedules of Investments, Consolidated Statements of Assets and Liabilities, Consolidated Statements of Operations, Consolidated Statements of Changes in Net Assets, Consolidated Statements of Cash Flows and Consolidated Financial Highlights.

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

Pursuant to the Expense Support Agreement, the Company has entered into with the Adviser, the Adviser is obligated to advance all of the Company’s Other Operating Expenses (each, a “Required Expense Payment”) to the effect that such expenses do not exceed 0.70% (on an annualized basis) of the Company’s NAV. Any Required Expense Payment must be paid by the Adviser to the Company in any combination of cash or other immediately available funds and/or offset against amounts due from the Company to the Adviser or its affiliates. “Other Operating Expenses” means the Company’s organizational and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, excluding the Company’s base management and incentive fees owed to the Adviser, financing fees and costs (other than upfront fees on the Company’s initial credit facility), brokerage commissions, placement agent fees, costs and expenses of distributing and placing the Company’s common shares (“Common Shares”), extraordinary expenses and any interest expenses owed by the Company, all as determined in accordance with U.S. GAAP.

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

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Continued)

December 31, 2025

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

The Expense Support Agreement is effective until October 4, 2026 and will renew automatically for successive one-year terms thereafter unless either the Company or the Adviser determines to terminate it and so notifies the other party. Either the Company or the Adviser may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by the Company to the Adviser will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.

Based on the terms described above, the Company may be obligated to make Reimbursement Payments to the Adviser in accordance with the Expense Support Agreement. As of December 31, 2025, and December 31, 2024, no such reimbursements were required.

The following table presents a cumulative summary of the expense payments and reimbursement payments as of December 31, 2025:

For the Quarter Ended	Required Expense Payments by Adviser	Required Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
March 31, 2024	$232	$-	$232	March 31, 2027
June 30, 2024	832	-	832	June 30, 2027
September 30, 2024	572	-	572	September 30, 2027
December 31, 2024	949	-	949	December 31, 2027
March 31, 2025	353	-	353	March 31, 2028
June 30, 2025	280	-	280	June 30, 2028
September 30, 2025	680	-	680	September 30, 2028
December 31, 2025	2,424		2,424	December 31, 2028
Total	$6,322	$-	$6,322

Due to / Due From Affiliate

For the year ended December 31, 2025 and the period from February 23, 2024 (commencement of operations) to December 31, 2024, in accordance with the Expense Support Agreement, the Required Expense Payments by the Adviser were $3,737 and 2,585, respectively, for certain expenses incurred. As of December 31, 2025 and December 31, 2024, $1,012 and $683, respectively, remains receivable from the Adviser and are included in Due from Affiliate on the Consolidated Statements of Assets and Liabilities. As of December 31, 2025 and December 31, 2024, the Company had $2,157 and $1,197, respectively, of expenses which are owed to the Adviser, and are included in Due to Affiliate on the Consolidated Statements of Assets and Liabilities.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Continued)

December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Management fee

Prior to the BDC Election Date, the Company did not incur management fees. Following the BDC Election Date, the Company began to accrue management fees. The management fee is payable monthly in arrears at an annual rate of 1.00% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month, adjusted for any share issuances or repurchases during the applicable month. For purposes of the Advisory Agreement, net assets mean the Company’s total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP. For the year ended December 31, 2025, the Company incurred $3,412 in management fees net of voluntary management fees waived. As of December 31, 2025, $441 of such management fees were unpaid and are included in Management fees payable on the Consolidated Statements of Assets and Liabilities. For the period from February 23, 2024 (commencement of operations) to December 31, 2024, the Company incurred $0 in management fees net of voluntary management fees waived.

Incentive Fees

The incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Incentive Fee Based on Income

The portion based on our income is based on Pre-Incentive Fee Net Investment Income Returns attributable to our Common Shares. “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Advisory Agreement and an Administration Agreement with our Administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred stock, but excluding the Incentive Fee and shareholder servicing and/or distribution fees, if any). Shareholders may be charged a fee on an income amount that is higher than the income shareholders may ultimately receive. Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses, or unrealized gain (loss).

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

Prior to the BDC Election Date, the Company did not incur incentive fees. Following the BDC Election Date, the Company began to accrue incentive fees. For the year ended December 31, 2025, income based incentive fees were $5,880. For the period from February 23, 2024 (commencement of operations) to December 31, 2024, income based incentive fees were $713. As of December 31, 2025 and December 31, 2024, $2,073 and $713, respectively, of such income based incentive fees were unpaid and are included in Income incentive fees payable on the Consolidated Statements of Assets and Liabilities.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Continued)

December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Incentive Fee Based on Capital Gains

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals:

•	12.5% of cumulative realized capital gains from the BDC Election Date through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fee on capital gains as calculated in accordance with U.S. GAAP.

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

Prior to the BDC Election Date, the Company did not incur incentive fees. Following the BDC Election Date, the Company began to accrue incentive fees. We accrued capital gains based incentive fees of $(34) and $36, respectively, for the year ended December 31, 2025 and for the period from February 23, 2024 (commencement of operations) to December 31, 2024. The accrual for any capital gains incentive fees under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual. As of December 31, 2025 and December 31, 2024, $0 and $36, respectively, of capital gains incentive fees, were unpaid and are included in capital gains incentive fees payable on the Consolidated Statements of Assets and Liabilities.

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

Prior to the BDC Election Date, the Company did not incur administration fees. Following the BDC Election Date, the Company began to accrue administration fees. For the year ended December 31, 2025 and for the period from February 23, 2024 (commencement of operations) to December 31, 2024, the Company incurred $895 and $106, respectively, of administration fees, which are included in the accompanying Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024, Administration fees payable was $110 and $78, respectively.

Controlled/Affiliated Companies

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying Consolidated Financial Statements, including the Consolidated Schedule of Investments. The Company has made investments in a joint venture that has been considered a controlled/affiliated company. For further description, see “Note 4 - Investments”.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Continued)

December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(4) INVESTMENTS

Fair Value Measurement and Disclosures

The following table shows the composition of the Company’s investment portfolio as of December 31, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value(1)
First Lien Secured Debt	$1,219,955	$1,217,362	$-	$13,933	$1,203,429	$-
Second Lien Secured Debt	29,951	30,070	-	-	30,070	-
Investments in Equity	890	890	-	-	890	-
Investments in Joint Venture	61,592	61,606	-	-	-	61,606
Total Investments at Fair Value	$1,312,388	$1,309,928	$-	$13,933	$1,234,389	$61,606

(1)	In accordance with ASC 820, the Company’s investment in JV is measured using the net asset value (or its equivalent) as a practical expedient for fair value and has not been classified in the fair value hierarchy.

The following table shows the composition of the Company’s investment portfolio as of December 31, 2024, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value(1)
First Lien Secured Debt	$438,194	$439,367	$-	$-	$439,367	$-
Investments in Joint Venture	33,224	33,221		-	-	33,221
Total Investments at Fair Value	$471,418	$472,588	$-	$-	$439,367	$33,221

(1)	In accordance with ASC 820, the Company’s investment in JV is measured using the net asset value (or its equivalent) as a practical expedient for fair value and has not been classified in the fair value hierarchy.

The following table presents changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2025:

	For the year ended December 31, 2025
	First Lien Secured Debt	Second Lien Secured Debt	Equity
Fair value, beginning of year	$439,367	$-	$-
Purchases	960,124	29,915	890
Sales and repayments	(195,661)	-	-
Net (amortization) accretion on investments	3,437	36	-
Net realized gains (losses) on investments	20	-	-
Net change in unrealized gains (losses) on investments	(3,858)	119	-
Transfers out of Level 3(1)	-	-	-
Transfers into Level 3(1)	-	-	-
Fair value, end of year	$1,203,429	$30,070	$890
Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2025	$(3,218)	$119	$-

(1)	For the year ended December 31, 2025 there were no transfers out of/into Level 3.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Continued)

December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table presents changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value for the period ended December 31, 2024:

For the period from February 23, 2024 (commencement of operations) to December 31, 2024
First Lien Secured Debt
Fair value, beginning of period	$-
Purchases	586,390
Sales and repayments	(148,784)
Net (amortization) accretion on investments	312
Net realized gains (losses) on investments	276
Net change in unrealized gains (losses) on investments	1,173
Fair value, as of December 31, 2024	$439,367
Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2024	$1,173

For the period from February 23, 2024 (commencement of operations) to December 31, 2024, there were no transfers out of/into Level 3.

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of December 31, 2025. In addition to the techniques and inputs noted in the tables below, according to our valuation policy, we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2025, were as follows:

Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range	Weighted Average (1)
First Lien Secured Debt	$876,531	Income Approach	Discount Rate	7.23%-11.25%	8.72%
First Lien Secured Debt	326,898	Market Approach	Transaction Price	n/a	n/a
Second Lien Secured Debt	30,070	Income Approach	Discount Rate	9.94%-10.44%	10.19%
Investments in Equity	890	Market Approach	Transaction Price	n/a	n/a
Total Level 3 Investments	$1,234,389

The unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2024, were as follows:

Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range	Weighted Average (1)
First Lien Secured Debt	$305,443	Income Approach	Discount Rate	7.27% - 12.33%	9.46%
	133,924	Market Approach	Transaction Price	n/a	n/a
Total Level 3 Investments	$439,367

(1)	Weighted averages are calculated based on fair value of investments.

The significant unobservable input used in the market approach is the transaction price to acquire the position. There has been no change to the valuation based on the underlying assumptions used at the closing of such transaction. The significant unobservable inputs used in the income approach is the discount rate. The discount rate is used to discount the estimated future cash flows, which include both future principal and interest payments expected to be received from the underlying investment. An increase/decrease in the discount rate would result in a decrease/increase, respectively, in the fair value. There have been no material changes to the valuation approaches utilized during the year ended December 31, 2025 or the period ended December 31, 2024.

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Continued)
December 31, 2025
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

The Company and the JV partner have $140 million and $20 million, respectively, in total commitments to SBLA JV, with targeted member ownership interests of approximately 87.5% and 12.5%, respectively. The Company and the JV partner have equal voting rights with respect to the SBLA JV and the SBLA JV’s general partner. The SBLA JV will not be consolidated in the Company’s Consolidated Financial Statements. As of December 31, 2025 and December 31, 2024, the Company had $140 million and $200 million of commitments to the SBLA JV, respectively, of which $78.4 million and $166.78 million, respectively, were unfunded.

The following table presents the consolidated schedule of investments of the SBLA JV as of December 31, 2025:

SBLA Private Credit LLC
Consolidated Schedule of Investments
December 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
First Lien Secured Debt(4)(5)

Aerospace & Defense
Unical Aviation Inc (Term Loan)	1M S + 3.75%	7.47%	10/31/2029	$7,943	$7,869	$7,898	11.21%
					7,869	7,898	11.21

Air Freight & Logistics
RJW Logistics Group, Inc (Term Loan)	3M S + 5.00%	8.67%	11/26/2031	12,000	11,895	11,895	16.89
					11,895	11,895	16.89

Automobile Components
ATCDT Corp (Term Loan)	1M S + 3.50%	7.32%	1/25/2028	13,823	13,709	13,754	19.53
					13,709	13,754	19.53

Beverages
King Juice (Term Loan)	1M S + 4.35%	7.22%	3/25/2027	1,620	1,611	1,620	2.30
King Juice (Revolver)(6)	1M S + 4.35%	7.22%	3/25/2027	64	47	64	0.09
					1,658	1,684	2.39

Commercial Services & Supplies
KDV Label (Term Loan)	1M S + 3.85%	7.72%	4/30/2029	8,348	8,317	8,295	11.78
KDV Label (Delayed Draw)(6)	1M S + 3.85%	N/A	4/30/2029	-	(5)	(22)	(0.03)
Meridian Waste Acquisitions, LLC (Term Loan)	3M S + 3.38%	7.81%	8/30/2029	8,816	8,816	8,816	12.53
Meridian Waste Acquisitions, LLC (Delayed Draw)(6)	3M S + 3.38%	7.88%	8/30/2029	3,575	3,575	3,575	5.08
Meridian Waste Acquisitions, LLC (Revolver)(6)	3M P + 2.25%	9.00%	8/30/2029	977	977	977	1.39
					21,680	21,641	30.75

Construction & Engineering
Discovery Marketing And Distributing, LLC (Term Loan)	3M S + 4.00%	7.91%	8/10/2027	17,192	17,063	17,128	24.33
					17,063	17,128	24.33

Containers & Packaging
Accord Buyer LLC (Term Loan)	1M S + 4.50%	8.32%	5/19/2028	8,722	8,652	8,504	12.08
Accord Buyer LLC (Term Loan)(6)	1M S + 4.50%	8.32%	5/19/2028	1,377	1,377	1,317	1.87
					10,029	9,821	13.95

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Continued)
December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Financial Services
Trimont Holdings LLC (Term Loan)	1M S + 2.75%	6.47%	3/1/2030	$25,900	$25,704	$25,641	36.42%
					25,704	25,641	36.42
Health Care Equipment & Supplies
MGS MFG. Group, Inc. (Term Loan)	1M S + 4.50%	8.32%	5/31/2027	10,036	10,036	10,036	14.25
MGS MFG. Group, Inc. (Delayed Draw)	1M S + 4.50%	8.32%	5/31/2027	1,197	1,197	1,197	1.70
					11,233	11,233	15.95
Health Care Providers & Services
Falcon Parent Holdings Inc (Term Loan)	3M S + 5.00%	8.89%	11/6/2031	5,940	5,861	5,843	8.31
					5,861	5,843	8.31
Industrials
Fairbank Equipment (Term Loan)	3M S + 3.90%	7.72%	12/23/2026	9,060	8,981	8,992	12.77
Madison Safety & Flow LLC (Revolver)(6)	3M S + 2.75%	N/A	9/26/2029	-	-	-	-
					8,981	8,992	12.77
IT Services
BCM One, Inc. (Term Loan)	6M S + 4.50%	8.20%	11/17/2027	$10,263	$10,263	$10,263	14.58
BCM One, Inc. (Delayed Draw)	6M S + 4.50%	8.80%	11/17/2027	1,571	1,571	1,571	2.23
					11,834	11,834	16.81
Leisure Products
Buffalo Games LLC (Term Loan)	1M S + 2.50%	6.32%	8/31/2027	2,673	2,673	2,673	3.80
					2,673	2,673	3.80
Life Sciences Tools & Services
TransnetYX, Inc (Term Loan)	3M S + 4.75%	8.42%	4/13/2027	9,931	9,931	9,931	14.11
					9,931	9,931	14.11
Machinery
Rental Equipment Investment Co. (Term Loan)	3M S + 4.50%	8.17%	10/8/2030	25,000	24,700	24,688	35.06
Seakeeper Technologies LLC (Term Loan)	3M S + 3.25%	7.09%	7/19/2027	17,971	17,838	17,903	25.43
					42,538	42,591	60.49
Professional Services
ComPsych Investment Corp. (Term Loan)	3M S + 4.75%	8.61%	7/22/2031	11,880	11,855	11,880	16.87
Investor Group Services LLC (Term Loan)	1M S + 3.25%	7.04%	10/21/2027	11,920	11,824	11,815	16.78
Vensure Employer Services Inc (Term Loan)	3M S + 5.00%	8.67%	9/29/2031	11,880	11,829	11,835	16.81
					35,508	35,530	50.46
Real Estate Management & Development
Royal Property Company Borrower LLC (Term Loan)	1M S + 3.75%	7.47%	2/2/2028	14,076	13,964	14,041	19.94
					13,964	14,041	19.94
Specialty Retail
Alliance Mobile Inc (Term Loan)	3M S + 3.50%	7.32%	8/1/2028	14,957	14,876	14,882	21.14
Alliance Mobile Inc (Term Loan)	3M S + 3.50%	7.32%	8/1/2028	2,251	2,232	2,240	3.18
Alliance Mobile Inc (Delayed Draw)	3M S + 3.50%	7.32%	8/1/2028	1,396	1,396	1,389	1.97
M&M Thrift Management Company LLC (Term Loan)	3M S + 2.25%	6.02%	12/1/2026	10,248	10,187	10,196	14.48
					28,691	28,707	40.77
Total First Lien Secured Debt					$280,821	$280,837	398.88%
Total Investments at Fair Value					$280,821	$280,837	398.88%

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Continued)
December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(1)	Unless otherwise indicated, debt investments held by the SBLA JV are denominated in USD dollars and are income producing. All investments are pledged as collateral under a credit facility, unless otherwise indicated.

(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), which generally resets periodically. For each loan, the SBLA JV has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of December 31, 2025.

(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with U.S. GAAP.

(4)	Unless otherwise indicated, issuers of debt held by the SBLA JV are domiciled in the United States.

(5)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies and Note 4 -Investments”).

(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from the unfunded committment being valued below par and/or unamortized fees, which are capitalized to the investment cost. As of December 31, 2025 the total unfunded loan commitment was approximately $15.8 million.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Continued)
December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following tables presents the consolidated schedule of investments of the SBLA JV as of December 31, 2024.

SBLA Private Credit LLC

Schedule of Investments
December 31, 2024

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien secured Debt-non-controlled/non-affiliated(4)(5)

Air Freight & Logistics
RJW Logistics Group, Inc	3M S + 5.25%	9.58%	11/26/2031	$12,000	$11,883	$11,883	31.30%
					11,883	11,883	31.30
Commercial Services & Supplies
United Flow Technologies Intermediate Holdco II, LLC	3M S + 5.25%	9.58%	6/23/2031	5,985	5,934	5,934	15.63
					5,934	5,934	15.63
Health Care Equipment & Supplies
MGS MFG. Group, Inc.	1M S + 4.25%	8.71%	5/31/2027	12,000	12,000	12,000	31.60
					12,000	12,000	31.60
Health Care Providers & Services
Endol Partners - California, LLC	1M S + 5.25%	9.86%	3/24/2026	11,833	11,833	11,833	31.17
Flourish Research Acquistion, LLC	3M S + 5.00%	9.53%	11/6/2031	6,000	5,911	5,911	15.57
					17,744	17,744	46.74
IT Services
BCM One, Inc.	6M S + 4.50%	8.85%	11/17/2027	10,379	10,379	10,379	27.35
BCM One, Inc. (Delayed Draw)	1M S + 4.50%	8.96%	11/17/2027	1,588	1,587	1,588	4.18
					11,966	11,967	31.53
Life Sciences Tools & Services
TransnetYX, Inc	3M S + 5.25%	9.78%	4/13/2027	11,973	11,973	11,973	31.53
					11,973	11,973	31.53
Professional Services
ComPsych Investment Corp.	3M S + 4.75%	9.38%	7/22/2031	12,000	11,972	11,970	31.53
Vensure Employer Services Inc.	3M S + 5.00%	9.33%	9/29/2031	12,000	11,942	11,940	31.45
					23,914	23,910	62.98
Total First Lien Secured Debt-non-controlled/non-affiliated					$95,414	$95,411	251.31%
Total Investments at Fair Value					$95,414	$95,411	251.31%

(1)	Unless otherwise indicated, debt investments held by the SBLA JV are denominated in USD dollars. All debt investments are income producing unless otherwise indicated.

(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), which generally resets periodically. For each loan, the SBLA JV has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of December 31, 2024.

(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with U.S. GAAP.

(4)	Unless otherwise indicated, issuers of debt held by the SBLA JV are domiciled in the United States.

(5)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies and Note 4 - Investments”).

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Continued)
December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

SBLA Private Credit LLC
Consolidated Financial Statements

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table presents the consolidated statements of assets and liabilities information of the SBLA JV as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
ASSETS
Investments at fair value Non-controlled/non-affiliated investments (cost $280,821 and $95,414, respectively)	$280,837	$95,411
Cash and cash equivalents	16,289	743
Interest receivable from non-controlled/non-affiliated investments	1,192	673
Receivable for investments sold	-	238
Total assets	$298,318	$97,065

LIABILITIES
Debt (net of deferred financing costs $2,600 and $1,553, respectively)	$221,200	$58,446
Interest payable	3,888	302
Distribution payable	2,304	317
Professional fees payable	211	34
Due to advisor	196	-
Administration fees payable	112	-
Total liabilities	$227,911	$59,099
MEMBERS’ EQUITY
Members’ equity	$70,407	$37,966
Total members’ equity	$70,407	$37,966
Total liabilities and members’ equity	$298,318	$97,065

The following table presents the consolidated statements of operations information of the SBLA JV for the year and for the period December 31, 2025 and December 31, 2024:

	For the Year Ended December 31, 2025	For the period from December 3, 2024 (commencement of operations) to December 31, 2024
Investment income
Non-controlled/non-affiliated investments:
Interest income	$18,790	$676
Fee income	136	-
Total investment income	$18,926	$676

Expenses
Interest expense	$11,471	$324
Professional fees	440	34
Administrative fees	258	-
Other general & administrative	7	-
Total expenses	$12,176	$358
Net expenses	$12,176	$358
Net investment income	$6,750	$318

Net realized and change in unrealized gain (loss)
Net change in unrealized gain (loss):
Non-controlled/non-affiliated investments	$19	$(4)
Net change in unrealized gain (loss)	$19	$(4)
Net realized and change in unrealized gain (loss)	$19	$(4)
Net increase (decrease) in net assets resulting from operations	$6,769	$314

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Continued)
December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(5) DEBT

Revolving credit facility with SMBC

On October 29, 2024, the Company entered into a revolving credit facility (the “SMBC Revolving Credit Facility”) pursuant to a Senior Secured Credit Agreement (the “SMBC Credit Agreement”), by and among the Company, as borrower, Sumitomo Mitsui Banking Corporation (“SMBC”), as administrative agent, each of the lenders and issuing banks party thereto, SMBC, as a joint lead arranger, as a joint book runner and as a syndication agent, and BofA Securities, Inc., as a joint lead arranger, as a joint book runner and as a syndication agent. The SMBC Revolving Credit Facility provides for, among other things, borrowings in U.S. dollars or certain other permitted currencies in an initial aggregate amount of up to $300 million, subject to availability under the borrowing base, with an option for the Company to elect at one or more times, subject to certain conditions, to increase the maximum committed amount up to $500 million. On October 17, 2025, the Company increased the available borrowing capacity of the SMBC Revolving Credit Facility to $325 million.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the SMBC Revolving Credit Facility accrue interest at a rate per annum equal to the relevant rate plus an applicable margin of (a) with respect to any ABR Loan, (i) 0.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 0.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount; (b) with respect to any Term Benchmark Loan, (i) 1.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 1.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount, and (c) with respect to any RFR Loans, (i) 1.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 1.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount. In addition, the Company will pay a non-usage fee of 0.375% on the average daily unused amount of the revolving commitments under the SMBC Revolving Credit Facility. Capitalized terms are as defined in the SMBC Credit Agreement. As of December 31, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the SMBC Revolving Credit Facility.

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

In connection with the BofA Revolving Credit Facility, the Company made certain customary representations and warranties and was required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition, the Company should not incur aggregate indebtedness in an amount (a) in excess of that permitted under the constituent documents and (b) in excess of $5 billion. The BofA Revolving Credit Facility contained customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, lender may have terminated the commitments and declared the outstanding advances and all other obligations under the BofA Revolving Credit Facility immediately due and payable. On January 30, 2025, the Company terminated its BofA Revolving Credit Facility with Bank of America and repaid all outstanding principal and interest balances.

ABL Credit Facility with Bank of America

On January 23, 2025, PCF Financing entered into a revolving credit facility pursuant to a credit agreement (the “BofA ABL Credit Facility”), by and among PCF Financing, as borrower, the Company, as servicer, Bank of America, N.A. (“Bank of America”), as administrative agent and sole lead arranger and sole book manager, each of the lenders from time to time party thereto, and State Street Bank and Trust Company, as collateral custodian. The BofA ABL Credit Facility provides for, among other things, borrowings in U.S. dollars or certain other permitted currencies in an initial aggregate amount of up to $300 million, with an option for PCF Financing to elect, subject to certain conditions, to increase the maximum committed amount up to $400 million. On May 15, 2025, the Company increased the available borrowing capacity of the BofA ABL Credit Facility to $400 million. On November 18, 2025, the Company increased the available borrowing capacity of the BofA ABL Credit Facility to $450 million.

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

The BofA ABL Credit Facility was amended as of October 2, 2025, which, among other things, reduced the applicable margin from a range of 1.60% to 1.85% per annum, subject to a floor of 1.80% per annum. As of December 31, 2025, the Company was in compliance with all covenants and other requirements of the BofA ABL Credit Facility.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Continued)
December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

ABL Credit Facility with RBC Bank

On December 1, 2025 (the “Closing Date”), PCF Financing 2 entered into a revolving credit facility (the “RBC ABL Credit Facility”) pursuant to a Loan and Security Agreement (the “Loan Agreement”), by and among PCF Financing 2, as borrower, the Company, as collateral manager, Royal Bank of Canada (“RBC”), as administrative agent, each of the lenders from time to time party thereto, and Computershare Trust Company, N.A., as collateral agent and collateral custodian.

The RBC ABL Credit Facility provides for, among other things, borrowings in U.S. dollars or certain other permitted currencies in an initial aggregate amount of up to $300 million. The revolving period during which PCF Financing 2 is permitted to borrow, repay and re-borrow loans will terminate December 1, 2028 (the “Reinvestment Period End Date”). Loans under the RBC ABL Credit Facility are subject to satisfaction of certain conditions, including maintenance of the required borrowing base. Any amounts borrowed under the RBC ABL Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 1, 2030 (the “Termination Date”).

Borrowings under the RBC ABL Credit Facility accrue interest at a rate per annum equal to the floating rate applicable to the currency of such borrowing (which, for U.S. dollar-denominated borrowings, is daily SOFR), plus an applicable margin ranging from 1.60% per annum to 2.00% per annum depending on the nature of the collateral securing the advances, subject to a floor of 0% per annum. In addition, PCF Financing 2 will pay a non-usage fee on the unused commitments under the facility equal to (i) during the first nine months after the Closing Date, $0.00; (ii) from the nine-month anniversary of the Closing Date to and including the Reinvestment Period End Date, (a) for each day during such period that the Advances Outstanding (as defined in the Loan Agreement) on such day are less than 50% of the Facility Amount (as defined in the Loan Agreement) on such day, an amount equal to the sum of the products for each such day during such period, of (I) one divided by 360, (II) 1.25%, and (III) the positive difference between (X) 50% of the Facility Amount minus (Y) the Advances Outstanding as of each such day; (b) for each day during such period that the Advances Outstanding on such day are greater than or equal to 50% but less than 75% of the Facility Amount on such day, an amount equal to the sum of the products for each such day during such period, of (I) one divided by 360, (II) 0.75%, and (III) the positive difference between (X) 75% of the Facility Amount minus (Y) the Advances Outstanding as of each such day; and (c) for each day during such period that the Advances Outstanding on such day are greater than or equal to 75% of the Facility Amount on such day, $0.00; and (iii) from the Reinvestment Period End Date to the termination date, $0.00. As of December 31, 2025, the Company was in compliance with all covenants and other requirements of the RBC ABL Credit Facility.

The Company’s outstanding debt obligations were as follows:

	As of December 31, 2025
	Aggregate Borrowing Capacity	Outstanding Principal		Less Unamortized Deferred Financing Costs	Carrying Value per Consolidated Statement of Assets and Liabilities
SMBC Revolving Credit Facility	$325,000	$226,248	(1)	$2,879	$223,369
BofA ABL Credit Facility	450,000	406,300		2,298	404,002
RBC ABL Credit Facility	300,000	170,402	(2)	723	169,679
Total	$1,075,000	$802,950		$5,900	$797,050

(1)	Net of ($71) in unrealized depreciation related to foreign currency translations
(2)	Net of ($123) in unrealized depreciation related to foreign currency translations

The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2025.

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

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Continued)
December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The components of interest expense (excluding promissory notes) for the year ended December 31, 2025, and for the period ended December 31, 2024 were as follows:

	For the year ended December 31, 2025	For the period from February 23, 2024 (commencement of operations) to December 31, 2024
Borrowing interest expense	$28,849	$10,770
Facility unused fee	866	418
Amortization of deferred financing costs	1,340	951
Total	31,055	12,139

The following table summarizes the average debt outstanding and the weighted average interest cost:

	For the year ended December 31, 2025	For the period from February 23, 2024 (commencement of operations) to December 31, 2024
Combined weighted average interest rate (1)	6.22%	7.52%
Combined weighted average debt outstanding	$462,704	$166,922

(1)	Excludes facility unused fees and amortization of deferred financing costs.

Promissory Notes

On June 2, 2025, the Company closed on an offering of 110 promissory notes due June 2, 2055 (the “Promissory Notes”) in a private offering, with each Promissory Note being issued in connection with the issuance of one common share of the Company (the “Promissory Notes Offering”) to accredited investors (as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (“Securities Act”)). The aggregate principal amount of the Promissory Notes is $110 less the value of 110 common shares at issuance. The Company will pay interest totaling $0.12 per year on each outstanding Promissory Note, with such interest to be paid semi-annually on or before June 30 and December 31 each year. The Promissory Notes are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “Accrued expenses and other liabilities”. For the year ended December 31, 2025, the Company incurred $6.6 of interest expense on the Promissory Notes. As of December 31, 2025, $0 of such interest expense was unpaid.

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

The Promissory Notes are issued in reliance on Regulation D under the Securities Act. The Promissory Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable. The Company intends to use the net proceeds from the Promissory Notes Offering for general corporate purposes.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Continued)
December 31, 2025

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2025 and December 31, 2024, the Company had $382,015 and $209,335, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans.

As of December 31, 2025 and December 31, 2024, $78.4 million and $166.78 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to the SBLA JV.

(7) SHAREHOLDERS’ CAPITAL

The following table summarizes the total Common Shares issued and proceeds received from the closings of the Company’s continuous private offerings that occurred for the year ended December 31, 2025.

Date	Shares Issued	Proceeds Received
February 3, 2025	1,782,884	$45,000
March 3, 2025	849,604	21,410
April 1, 2025	513,669	12,965
May 1, 2025	800,756	20,131
June 2, 2025	1,204,565	30,282
July 1, 2025	2,073,082	52,138
August 1, 2025	602,622	15,168
September 2, 2025	674,414	16,976
October 1, 2025	1,345,224	33,940
November 3, 2025	686,881	17,330
December 1, 2025	2,303,214	58,041
Total	12,836,915	$323,381

The following table summarizes the total net proceeds received from capital contributions/Common Shares sold for the period from February 23, 2024 (commencement of operations) to December 31, 2024.

Date	Net Proceeds Received
February 23, 2024	$17,000
March 4, 2024	(1,968)
March 25, 2024	10,610
May 21, 2024	46,200
June 27, 2024	8,158
August 16, 2024	17,886
August 29, 2024	15,375
September 27, 2024	13,750
October 3, 2024	16,000
October 31, 2024	28,250
November 29, 2024	31,130
Total	$202,391

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Continued)
December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Dividend Reinvestment Plan

Shareholders of Common Shares, whose Common Shares are registered with State Street Bank and Trust Company (the “Agent”), will automatically be enrolled (the “Participants”) in the Company’s Dividend Reinvestment Plan (the “DRIP”). The Company will declare its income dividends or capital gains or other distributions (“Distributions”) payable in Common Shares, or, at the option of shareholders, in cash. Therefore, each Participant will have all Distributions, net of any applicable U.S. withholding taxes, on his or her Common Shares automatically reinvested (net of applicable withholding tax) in additional Shares, unless such Participant elects to receive such Distributions in cash by contacting the Agent. An election to receive cash may be revoked or reinstated at the election of the shareholder. On the payment date for a Distribution, the Agent shall receive newly issued Common Shares (“Additional Shares”), including fractions, from the Company for each Participant’s account. The number of Additional Common Shares to be credited shall be determined by dividing the dollar amount of the Distribution by the net asset value per Share on the payment date. The net asset value per Share on a particular date shall be the amount calculated on that date (or if not calculated on such date, the amount most recently calculated) by or on behalf of the Company in accordance with the Company’s current private placement memorandum. It is contemplated that the Company will pay dividends at least quarterly. If, for any reason beyond the control of the Agent, reinvestment of the Distributions cannot be completed within thirty (30) days after the applicable payment date for such Distribution, funds held by the Agent on behalf of a Participant will be distributed to that Participant.

The following table summarizes the Company’s distributions declared, paid and payable for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Per Share	Total Amount
January 29, 2025	January 29, 2025	February 25, 2025	$0.25	$2,017
February 26, 2025	February 26, 2025	March 27, 2025	0.24	2,365
March 27, 2025	March 27, 2025	April 28, 2025	0.24	2,569
April 24, 2025	April 30, 2025	May 27, 2025	0.24	2,692
May 22, 2025	May 30, 2025	June 27, 2025	0.24	2,885
June 24, 2025	June 30, 2025	July 28, 2025	0.23	3,044
July 24, 2025	July 31, 2025	August 27, 2025	0.23	3,524
August 25, 2025	August 31, 2025	September 26, 2025	0.23	3,665
September 22, 2025	September 30, 2025	October 28, 2025	0.22	3,658
October 22, 2025	October 31, 2025	November 26, 2025	0.22	3,957
November 21, 2025	November 30, 2025	December 23, 2025	0.22	4,113
December 19, 2025	December 31, 2025	January 28, 2026	0.22	4,625
Total				$39,114

The following table summarizes the amounts received and Common Shares issued to shareholders who have participated in the DRIP for the year ended December 31, 2025:

	Payment Date	DRIP Shares Issued	Amount per share	DRIP Shares Value
April 28, 2025		343	$25.24	$9
May 27, 2025		1,195	25.14	30
June 27, 2025		8,726	25.14	219
July 28, 2025		13,997	25.15	352
August 27, 2025		14,065	25.17	354
September 26, 2025		16,068	25.17	404
October 28, 2025		16,487	25.23	416
November 26, 2025		19,939	25.23	503
December 23, 2025		22,343	25.20	563
		113,163		$2,850

The following table summarizes the Company’s distributions declared and payable for the period from February 23, 2024 (commencement of operations) to December 31, 2024:

Date Declared	Record Date	Payment Date	Per Share	Total Amount
June 30, 2024	June 30, 2024	July 24, 2024	N/A(1)	$1,935
September 30, 2024	September 30, 2024	September 30, 2024	N/A(1)	3,574
December 26, 2024	December 26, 2024	December 26, 2024	0.69	5,569
Total Distributions				$11,078

(1)	Prior to the Conversion Date, the Company had no shares outstanding.

As of December 31, 2025 and as of December 31, 2024, Lord Abbett and certain registered investment companies and other pooled vehicles advised by Lord Abbett collectively own approximately 89% and 100%, respectively, of the Company.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Continued)
December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Share Repurchase Program

The Company commenced a share repurchase program in which it intends to repurchase up to 5% of the Common Shares outstanding as of the close of the previous calendar quarter, at the discretion of the Board. The Board may amend, suspend or terminate the share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Should the Board suspend the share repurchase program, the Board will consider whether the continued suspension of the program is in the best interests of the Company and its shareholders on a quarterly basis. However, the Board is not required to authorize the recommencement of the share repurchase program within any specified period of time. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

On October 29, 2025, under the Company’s share repurchase program, the Company made a tender offer to purchase up to 796,830.71 Common Shares, which represents approximately 5% of the Company’s outstanding shares as of August 31, 2025. The tender offer was for cash at a price equal to the net asset value per share as of December 31, 2025. The offer expired at 11:59 P.M., Eastern Time, on November 28, 2025. No shares were validly tendered prior to the expiration of the offer.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Continued)

December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(8) CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the consolidated financial highlights for the year ended December 31, 2025:

For the year ended December 31, 2025
Per Share Data:(1)
Net asset value at beginning of year	$25.22
Net investment income (loss)	2.90
Net realized and unrealized gain (loss)(2)	(0.22)
Net increase (decrease) in net assets resulting from operations	2.68
Distributions declared from net investment income(3)	(2.78)
Total increase (decrease) in net assets	(0.10)
Net asset value, end of year	25.12
Common Shares outstanding at end of year	21,021,184
Total return based on net asset value(4)	11.2%
Ratio/Supplemental Data:
Net assets at end of year	$528,047
Ratio of expenses before waiver and expense reimbursement to average net asset value	13.3%
Ratio of net expenses to average net asset value	12.2%
Ratio of net investment income to average net asset value	11.8%
Asset coverage ratio	165%
Portfolio turnover	24%

(1) Per share data has been derived based on the weighted average number of shares outstanding for the year ended December 31, 2025.

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

(4) Total return is calculated as the change in NAV per share during the year, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company’s dividend reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fees, if any.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Continued)

December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following are the financial highlights for the period from February 23, 2024 (commencement of operations) to December 31, 2024:

For the period from February 23, 2024 (commencement of operations) to December 31, 2024
Per Share Data (1) :
Net asset value at September 30, 2024	$25.25
Net investment income (loss)(1)	$0.75
Net unrealized and realized gain (loss)(2)	$(0.09)
Net increase (decrease) in net assets resulting from operations	$0.66
Distributions declared(3)	$(0.69)
Total increase (decrease) in net assets	$(0.03)
Net asset value, end of period	$25.22
Common Shares outstanding at end of period	8,071,106
Ratio/Supplemental Data:
Total return based on net asset value(4)	11.7%
Net assets at end of period	$203,539
Ratio of expenses before waivers to average net asset value(5)	19.4%
Ratio of net expenses to average net asset value(5)	15.8%
Ratio of net investment income to average net asset value(5)	13.3%
Asset coverage ratio	153%
Portfolio Turnover	44%

(1) Prior to the Conversion Date, the Company had no shares outstanding. Per share data has been derived based on the weighted average number of shares outstanding for the year ended December 31, 2024.

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

(9) INCOME TAXES

For income tax purposes, distributions made to the Company’s shareholders are reported as ordinary income, capital gains, or a combination thereof. The tax character of distributions made for the year ended December 31, 2025 and for the period from October 4, 2024 (BDC Election Date) to December 31, 2024, was as follows:

	December 31, 2025	December 31, 2024
Distributions paid from:
Ordinary income (including net short-term capital gains)	$39,114	$5,569
Net long-term capital gains	—	—
Total taxable distributions	$39,114	$5,569

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as unrealized appreciation or depreciation are generally not included in taxable income until they are realized.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Continued)

December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book-to-tax treatment of net operating losses, distribution re-designations and timing of the deductibility of certain business expenses, as applicable. To the extent these differences are permanent, they are charged or credited to additional paid-in capital and distributable earnings/accumulated loss, as appropriate.

The following table sets forth the amounts the Company reclassified for book purposes arising from permanent book to tax differences primarily related to non-deductible expenses:

	As of
	December 31, 2025	December 31, 2024
Adjustment to Total Distributable Earnings	$28	$22
Adjustment to Paid In Capital	(28)	(22)

The components of distributable earnings/(accumulated loss) as calculated on a tax basis as of December 31, 2025 and December 31, 2024 were as follows (dollar amounts in thousands):

	December 31, 2025	December 31, 2024
Undistributed ordinary income	$2,106	$-
Undistributed long-term capital gains	20	-
Accumulated capital and other losses	-	-
Unrealized appreciation/(depreciation)	(2,651)	1,170
Other Temporary Differences	-	-
Total distributable earnings/(accumulated loss)	$(525)	$1,170

As of December 31, 2025 and December 31, 2024 the federal tax cost, aggregate gross unrealized appreciation and depreciation of investments held by the Company were as follows:

	As of
	December 31, 2025	December 31, 2024
Federal Tax Cost of Investments	$1,312,388	$471,418
Gross unrealized appreciation	3,189	1,349
Gross unrealized depreciation	(5,649)	(179)
Net unrealized appreciation (depreciation)	(2,460)	1,170

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

Distributions

On January 23, 2026, the Company declared a distribution of $0.22 per share to shareholders of record as of January 31, 2026 to be payable on February 25, 2026.

On February 24, 2026, the Company declared a distribution of $0.22 per share to shareholders of record as of February 28, 2026 to be payable on March 26, 2026.

Subscriptions

On January 2, 2026, the Company issued and sold approximately 3,562,500 of the Company’s Common Shares for an aggregate offering price of approximately $89.5 million, reflecting a purchase price of $25.12 per Common Share.

On February 2, 2026, the Company issued and sold approximately 1,899,681 of the Company’s Common Shares for an aggregate offering price of approximately $47.6 million, reflecting a purchase price of $25.08 per Common Share.

The Company received approximately $13.3 million of net proceeds relating to the issuance of Common Shares for subscriptions effective March 2, 2026.

Share Repurchases

On January 29, 2026, under the Company’s share repurchase program, the Company made a tender offer to purchase up to 934,781.32 Common Shares, which represented approximately 5% of the Company’s outstanding shares as of November 30, 2025. The tender offer is for cash at a price equal to the net asset value per share as of March 31, 2026. The offer expired at 11:59 P.M., Eastern Time, on February 27, 2026. No shares were validly tendered prior to the expiration of the offer.

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

As of December 31, 2025, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and the Company’s Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 (e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s Chief Executive Officer (Principal Executive Officer) and the Company’s Chief Financial Officer (Principal Financial Officer) have concluded that the Company’s current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred for the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal year ended December 31, 2025, none of the Company’s trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Trustees

Information regarding the Board is as follows:

Name (Year of Birth)	Position Held (Length of Time Served)	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Trustee		Other Directorships Held During Past 5 Years

Independent Trustees
Sharon French (1965)	Trustee (since 2025)	President and CEO of SunAmerica Asset Management, LLC and AIG Life & Retirement Funds (2019–2021).		7	Board member of BNY/Newton Investment Management (2021–Q4 2025); Board member of Seasons Series Trust (2019–2021); Board member of SunAmerica Series Trust (2019–2021).

John Shaffer (1964)	Chair and Trustee (since inception)	Co-Head of the Americas’ Credit Sales at Goldman Sachs (2007- 2014); Head of America’s Credit Sales at Merrill Lynch (2001- 2006).		7	Advisory Council Member of Strategic Partners (2021-2023).

Lisa Shalett (1966)	Trustee (since inception)	Managing Partner, Head of Strategic Innovation at Brookfield Asset Management (2018-2019); Partner at Goldman Sachs (2002- 2015) and formerly other roles (1995-2002); and Co-Founder of Extraordinary Women on Boards (since 2021).		7	Currently Board member of PennyMac Financial Services (since 2020), MPower Partners (since 2021), and FTAC Emerald Acquisition Corp. (since 2021); Board member of AccuWeather (2019-2023); Board member of Bully Pulpit Interactive (2017-2022); and Board member of PerformLine (2015-2019).

Interested Trustees

Stephan Kuppenheimer (1970)	Trustee; Chief Executive Officer (since inception)	Head of Private Investments, Portfolio Manager and Partner of Lord Abbett (since 2023); Previously Senior Managing Director and Portfolio Manager at Blackstone and Global Head of Capital Formation for Blackstone Credit		4	None

Steven Rocco (1979)	Trustee (since inception)	Co-Head of Taxable Fixed Income and Partner of Lord Abbett (since 2011), and was formerly Associate Portfolio Manager, joined Lord Abbett in 2004.		7	None

The address for each trustee is c/o 30 Hudson Street, Jersey City, New Jersey 07302.

Executive Officers Who are Not Trustees

Information regarding the Company’s officers who are not Trustees is as follows:

Name (Year of Birth)	Position Held with the Company	Year Elected	Principal Occupation(s) During Past 5 Years

Jennifer Karam (1970)	Vice President, Secretary and Chief Legal Officer	Since 2025	Partner and Senior Deputy General Counsel of Lord Abbett, joined Lord Abbett in 2012.

Salvatore Dona (1988)	Chief Financial Officer and Treasurer	Since Inception	Private Credit Controller of Lord Abbett, joined Lord Abbett in 2024 and was formerly Controller at Comvest Partners (2021-2024) and Audit Senior Manager at Deloitte & Touche LLP (2018-2021).

Vincent Lu (1964)	President	Since Inception	Portfolio Manager and Partner of Lord Abbett (since 2024); Previously Co-Head of Global Performing Credit at J.P. Morgan Asset Management and Co-Head of Private Strategies at Wells Fargo Asset Management.

Mary Ann Picciotto (1973)	Chief Compliance Officer	Since Inception	Partner and Global Chief Compliance Officer of Lord Abbett, joined Lord Abbett in 2023 and was formerly Vice President and Head of Global Compliance at T. Rowe Price (2019-2023) and Senior Vice President, Head of Compliance at OppenheimerFunds, Inc. (2014-2019).

Randolph A. Stuzin (1966)	Vice President and Assistant Secretary	Since Inception	Partner and Chief Legal Officer of Lord Abbett, joined Lord Abbett in 2023 and was formerly Partner and General Counsel at King Street Capital Management (2014-2023).

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

Interested Trustees

Stephan Kuppenheimer. Stephan Kuppenheimer joined Lord Abbett as a Partner, Portfolio Manager and Head of Private Credit in August of 2023. In this role, Mr. Kuppenheimer is responsible for the oversight and development of our private credit strategy. Mr. Kuppenheimer also serves on the firm’s Management Committee and Investment Committee. Previously, he was a Partner at Blackstone where he served as a Portfolio Manager of the Blackstone Private Credit Fund (BCRED), Global Head of Capital Formation for Blackstone Credit, and Chief Financial Officer of BCRED and the Blackstone Secured Lending Fund (NYSE: BXSL). He also served as a member of the investment committee for Blackstone’s private credit funds. Prior to Blackstone, Mr. Kuppenheimer was a Senior Managing Director at Stifel Financial, serving as Head of Principal Investments and Head of Debt Capital Markets. Earlier in his career, Mr. Kuppenheimer was founder and CEO of FSI Capital, an alternative asset management firm focused on U.S. credit products that served as an asset manager for U.S. Treasury for certain TARP related programs. Prior to FSI, he was Head of CLOs and structured funds at Merrill Lynch. He has worked in the financial services industry since 1997. Mr. Kuppenheimer earned a BA with honors in philosophy from Colgate University and a JD with distinction from Emory University School of Law. He is a member of the board of directors of the George Jackson Academy.

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

Independent Trustees

Sharon French. Sharon French was the President and CEO of AIG’s asset management and mutual fund business and was instrumental in its sale in 2021. She is also a Senior Advisor at the TIFIN Group, a leading fintech organization that serves the asset and wealth management industry. Ms. French also served as Executive Vice President of Beta Solutions and Sustainable Investing at OppenheimerFunds before its sale to Invesco in 2019. She also served on the firm’s Executive Committee. Ms. French has held a variety of senior roles during her 35-year career in financial services including President of F-Squared Capital until its sale in 2016; Managing Director – Head of Private Client and Institutions at Blackrock from 2010 to 2013; and Managing Director at AllianceBernstein from 2001 to 2010. She held prior roles at mPower, Smith Barney (now Morgan Stanley) and Chase Manhattan Bank (now J.P. Morgan). Ms. French was a part of the co-founding group of Women in ETFs in 2014 (and former board member), a global organization with over 15,000 members operating in 38 chapters around the world. She is active in shaping industry standards through the ICI and MMI organizations. Ms. French earned her Bachelors of Science in Business at the University of Delaware and her CIMA designation at the University of Pennsylvania Wharton School.

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

Executive Officers Who are not Trustees

Jennifer Karam. Jennifer Karam leads legal coverage for Lord Abbett’s Institutional, International, Investments and Private Credit businesses. In this role, she provides strategic oversight of and legal guidance for the firm’s institutional client relationships, private funds, private credit and other investment activities and regulatory compliance in the global jurisdictions where the firm operates. Ms. Karam serves as director of the firm’s UCITS and AIF fund families domiciled in Ireland and Luxembourg, respectively. In addition, she currently serves on the firm’s Operating Committee and served on the firm’s Partnership Committee for six years. Ms. Karam joined Lord Abbett in 2012 and was named Partner in 2016. Her previous experience includes serving in various roles at Deutsche Asset Management including Director and Senior Counsel and Co-Head of the Global Institutional and Insurance Legal Department. Prior to that she served as Vice President in the Legal Department at Morgan Stanley Investment Management and Associate at law firms Schulte Roth & Zabel and Faith Colish, PC. She has worked in the financial services industry since 1996. She earned a BA in economics from Georgetown University and a JD from Villanova University School of Law.

Salvatore Dona. Salvatore Dona is the Private Credit Controller of Lord Abbett. Mr. Dona joined Lord Abbett in 2024 and was formerly a Controller at Comvest Partners for their BDC products from 2021 to 2024. Prior to joining Comvest Partners, Mr. Dona was an Audit Senior Manager at Deloitte & Touche LLP where he focused on audits of mutual funds and private equity funds for the firm’s largest clients. He received a B.S. in Accounting from Marist College and an M.S. in Accountancy from the University of Notre Dame. Mr. Dona is also licensed as a CPA(inactive) in Pennsylvania.

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

Based solely on the Company’s review of Forms 3, 4 and 5 filed by the Company’s trustees and officers and information provided by the Company’s trustees and officers, we believe that during the fiscal year ended December 31, 2025, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

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

Compensation of Trustees

The Company’s Trustees who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, annual fees for serving on committees and annual fees for serving as a committee chair. These Trustees are Sharon French, John Shaffer and Lisa Shalett.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of February 28, 2026, certain ownership information with respect to the Company’s Common Shares for each of the Company’s current trustees, executive officers, trustees and executive officers as a group, and each person known to the Company to beneficially own 5% or more of the Company’s outstanding Common Shares. None of the Company’s executive officers or trustees own shares of the Company’s Common Shares as of February 28, 2026. Unless otherwise indicated, the address for each trustee and executive officer is c/o Lord Abbett Private Credit Fund, 30 Hudson Street, Jersey City, New Jersey 07302.

Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name	Type of Ownership	Common Shares Owned	Percentage of Common Shares Outstanding
5% Owners
Lord Abbett Bond-Debenture Fund, Inc	Direct	13,678,657	51.50%
Lord Abbett Credit Opportunities Fund	Direct	1,628,231	6.10%
Lord Abbett Investment Trust - Lord Abbett Multi-Asset Balanced Opportunity Fund	Direct	1,750,868	6.60%
Lord Abbett Private Credit (Cayman) Fund LP	Direct	4,290,722	16.20%
Independent Trustees
Sharon French
John Shaffer		19,810	*
Lisa Shalett
Interested Trustees
Stephan Kuppenheimer		21,912	*
Steven Rocco
All Trustees and officers as a group (10 persons)		63,552	*

*Represents less than 1.0%

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

Based on these standards, the Board has determined that Sharon French, John Shaffer and Lisa Shalett are independent (or not “interested persons” of the Company). Based upon information requested from each such Trustee concerning his or her background, employment and affiliations, the Board has affirmatively determined that none of the Independent Trustees has a material business or professional relationship with the Company, other than in his or her capacity as a member of the Board or any committee thereof. All of the members of the Audit Committee and Nominating and Governance Committee are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.

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

Item 14. Principal Accountant Fees and Services

Set forth in the table below are audit fees, audit related fees, tax fees and all other fees billed to the Company by Deloitte & Touche LLP for professional services performed for the fiscal years ended December 31, 2025, December 31, 2024 and December 31, 2023:

Fiscal Year	Audit Fees(1)	Audit-Related Fees(2)	Tax Fees(3)	All Other Fees(4)
2025	$400,000	$0	$0	$0
2024	$192,000	$0	$0	$0
2023	—	—	—	—

(1)	“Audit Fees” consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings.

(2)	“Audit-Related Fees” consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees”. These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

(3)	“Tax Fees” consist of fees billed for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state, and local tax compliance.

(4)	“All Other Fees” are those fees, if any, billed to the Company by Deloitte & Touche LLP in connection with products and services.

During the fiscal year ended December 31, 2025, Deloitte & Touche LLP billed aggregate non-audit fees of $260,000 (comprised of $0 related to the Company and $260,000 related to the Adviser) for services rendered to the Company and the Adviser.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description

3.1*	Certificate of Trust

3.2*	Amended and Restated Declaration of Trust

3.3*	Bylaws

4.1**	Description of Securities

10.1*	Form of Subscription Agreement for Immediate Fundings

10.2*	Investment Advisory Agreement

10.3*	Administrative Services Agreement

10.4*	Expense Support and Conditional Reimbursement Agreement

10.5*	Amended and Restated Custody Agreement

10.6*	Transfer Agency and Service Agreement

10.7*	Supplement to Transfer Agency and Service Agreement

10.8*	Credit Facility Agreement

10.9*	Dividend Reinvestment Plan

10.10*	Placement Agency Agreement

10.11*	Form of Selling Dealer Agreement

10.12***	Credit Agreement, dated January 23, 2025, by and among PCF Financing, Bank of America, and State Street Bank and Trust Company, as Collateral Custodian

10.13****	First Amendment, dated October 2, 2025, to Credit Agreement, dated January 23, 2025, by and among the Company, PCF Financing, Bank of America, and State Street Bank and Trust Company, as Collateral Custodian

10.14*****	Second Amendment, dated November 18, 2025, to Credit Agreement, dated January 23, 2025, by and among the Company, PCF Financing, Bank of America, and State Street Bank and Trust Company, as Collateral Custodian

10.15******	Loan and Security Agreement, dated December 1 2025, by and among Lord Abbett Private Credit Fund as collateral manager, Lord Abbett PCF Financing 2, LLC as borrower, Royal Bank of Canada as administrative agent, and Computershare Trust, N.A as collateral agent and collateral custodian

14.1†	Code of Ethics of Registrant and Lord Abbett Private Credit Advisor LLC

19.1†	Insider Trading Policy

21.1†	List of Subsidiaries

31.1†	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2††	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1††	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2††	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104†	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56673) filed on October 4, 2024.

**	Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K (File No. 814-01764), filed on March 7, 2025.

***	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01764), filed on January 28, 2025.

****	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01764), filed on October 3, 2025.

*****	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01764), filed on November 21, 2025.

******	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01764), filed on December 23, 2025.

†	Filed herewith.

††	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 20, 2026	Lord Abbett Private Credit Fund

	By:	/s/ Stephan Kuppenheimer
Stephan Kuppenheimer
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 20, 2026	By:	/s/ Stephan Kuppenheimer
Stephan Kuppenheimer
Chief Executive Officer and Trustee
(Principal Executive Officer)

Date: March 20, 2026	By:	/s/ Salvatore Dona
Salvatore Dona
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: March 20, 2026	By:	/s/ Steven Rocco
Steven Rocco
Trustee

Date: March 20, 2026	By:	/s/ Sharon French
Sharon French
Trustee

Date: March 20, 2026	By:	/s/ John Shaffer
John Shaffer
Trustee

Date: March 20, 2026	By:	/s/ Lisa Shalett
Lisa Shalett
Trustee