Form 10-Q
period 2026-03-31
Lord Abbett Private Credit Fund
filed 2026-05-14
CIK 2008748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 14, 2026, the registrant had 28,899,288 shares of common stock, $0.01 par value per share, outstanding.

Lord Abbett Private Credit Fund

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2026

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

Lord Abbett Private Credit Fund

Consolidated Statements of Assets and Liabilities (Unaudited)

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

	March 31, 2026	December 31, 2025
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost $1,359,368 and $1,250,796, respectively)	$1,348,797	$1,248,322
Controlled/affiliated investments (cost $64,625 and $61,592, respectively)	64,209	61,606
Total investments at fair value (cost $1,423,993 and $1,312,388, respectively)	$1,413,006	$1,309,928
Cash and cash equivalents	67,747	120,437
Foreign currencies (cost $144 and $328, respectively)	141	330
Interest receivable from non-controlled/non-affiliated investments	8,457	5,088
Dividend receivable from controlled/affiliated investments	1,816	2,016
Receivable for investments sold	215	14,927
Due from affiliate	12	1,012
Other assets	9	16
Total assets	$1,491,403	$1,453,754

LIABILITIES
Debt (net of deferred financing costs $6,938 and $5,900, respectively) (Note 5)	$710,768	$797,050
Payable for investments purchased	44,508	21,593
Subscriptions received in advance (Note 9)	43,437	89,530
Interest payable	9,791	6,996
Distribution payable	5,966	4,625
Income incentive fees payable (Note 3)	2,428	2,073
Professional fees payable	1,356	993
Management fees payable (Note 3)	562	441
Due to affiliate	270	2,157
Accrued expenses and other liabilities	158	139
Administration fees payable (Note 3)	140	110
Total liabilities	$819,384	$925,707
Total net assets	$672,019	$528,047
Commitments and contingencies (Note 6)
NET ASSETS
Common shares, $0.01 par value (27,111,380 and 21,021,184 shares issued and outstanding, respectively, unlimited number of authorized shares)	$271	$210
Paid in capital in excess of par value	681,084	528,362
Total distributable earnings (accumulated loss)	(9,336)	(525)
Total net assets	$672,019	$528,047
Total liabilities and net assets	$1,491,403	$1,453,754
Net asset value per share	$24.79	$25.12

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund

Consolidated Statements of Operations (Unaudited)

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Investment income
Non-controlled/non-affiliated investments:
Interest income	$29,955	$12,917
Payment-in-kind interest income	248	-
Fee income	672	597
Controlled/affiliated investments:
Dividend income	1,816	911
Total investment income	$32,691	$14,425

Expenses
Interest expense	$10,512	$5,842
Income incentive fees (Note 3)	2,428	979
Management fees (Note 3)	1,629	602
Professional fees	667	421
Administration fees (Note 3)	407	150
Other general & administrative	188	71
Capital gains incentive fees (Note 3)	-	44
Amortization of offering costs	-	31
Total expenses	$15,831	$8,140
Expense reimbursement (Note 3)	$(135)	$(353)
Management fees waived (Note 3)	-	(170)
Net expenses	$15,696	$7,617
Net investment income (loss)	$16,995	$6,808

Net realized gain (loss) and change in unrealized appreciation (depreciation):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$58	$12
Foreign currency transactions	6	-
Net realized gain (loss)	$64	$12
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$(8,223)	$256
Controlled/affiliated investments	(430)	87
Net change in unrealized appreciation (depreciation)	$(8,653)	$343
Net realized gain (loss) and change in unrealized appreciation (depreciation)	$(8,589)	$355
Net increase (decrease) in net assets resulting from operations	$8,406	$7,163

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$16,995	$6,808
Net realized gain (loss)	64	12
Net change in unrealized appreciation (depreciation)	(8,653)	343
Net increase (decrease) in net assets resulting from operations	$8,406	$7,163

Distributions to common shareholders:
Distributions from net investment income	$(17,217)	$(6,951)
Net decrease in net assets resulting from distributions	$(17,217)	$(6,951)

Capital share transactions:
Proceeds from shares sold	$150,482	$66,410
Distributions reinvested	2,301	-
Net increase (decrease) from capital share transactions	152,783	66,410
Total increase (decrease) in net assets	$143,972	$66,622
Net assets, beginning of period	$528,047	$203,539
Net assets, end of period	$672,019	$270,161

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund

Consolidated Statements of Cash Flows (Unaudited)

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$8,406	$7,163
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	(64)	(12)
Net change in unrealized (appreciation) depreciation	8,653	(343)
Purchases of investments	(272,656)	(151,409)
Payment-in-kind interest income capitalized	(252)	-
Proceeds from sales and principal repayments	163,074	33,754
Net amortization (accretion) on investments	(1,713)	(676)
Amortization of deferred financing costs	418	515
Amortization of deferred offering costs	-	31
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(3,369)	350
Dividend receivable from controlled/affiliated investments	200	(911)
Receivable for investments sold	14,712	(372)
Subscriptions received in advance	(46,093)	-
Due from affiliate	1,000	-
Other assets	7	-
Due from advisor	-	487
Payable for investments purchased	22,915	-
Interest payable	2,795	(292)
Income incentive fees payable	355	266
Professional fees payable	363	207
Management fees payable	121	226
Due to affiliate	(1,887)	(1,197)
Accrued expenses and other liabilities	19	(48)
Administration fees payable	30	30
Capital gains incentive fees payable	-	43
Net cash provided by (used in) operating activities	$(102,966)	$(112,188)

Cash flows from financing activities:
Borrowings of debt	232,500	286,618
Repayments of debt	(317,865)	(254,000)
Proceeds from shares sold	150,482	66,410
Income distributions to common shareholders, net of distributions payable and reinvested	(13,575)	(4,383)
Deferred financing costs paid	(1,455)	(900)
Net cash provided by (used in) financing activities	$50,087	$93,745
Net increase (decrease) in cash, cash equivalents and foreign currencies	(52,879)	(18,443)
Cash, cash equivalents and foreign currencies at beginning of period	120,767	113,767
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$67,888	$95,324

Supplemental cash flow information
Interest paid during the period	$7,299	$5,620
Reinvestment of distributions during the period	$2,301	$-
Payment-in-kind interest income	$248	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund

Consolidated Schedules of Investments (Unaudited)

March 31, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Secured Debt(4)(6)

Aerospace & Defense
AA&D Midco Inc (Term Loan)	3M S + 4.75%	8.45%	11/29/2030	$37,749	$37,453	$37,372	5.57%
AA&D Midco Inc (Delayed Draw 2024)	3M S + 4.75%	8.40%	11/29/2030	15,986	15,862	15,826	2.35
AA&D Midco Inc (Incremental Delayed Draw 2025)	3M S + 4.75%	8.42%	11/29/2030	12,570	12,453	12,444	1.85
AA&D Midco Inc (Revolver) (7)	3M S + 4.50%	8.15%	11/29/2030	3,091	3,023	3,006	0.45
Accel International Holdings Inc (Term Loan)	1M S + 4.50%	8.17%	4/26/2032	568	565	568	0.08
Accel International Holdings Inc (Revolver) (7)	1M S + 4.50%	N/A	4/26/2032	-	(9)	-	-
Electro Methods (Term Loan)	3M S + 4.75%	8.41%	2/23/2032	29,322	28,940	29,285	4.36
Electro Methods (Revolver)(7)	3M S + 4.75%	N/A	2/23/2032	-	(90)	(9)	-
					98,197	98,492	14.66
Air Freight & Logistics
eShipping LLC (Term Loan)	3M S + 4.50%	8.20%	12/23/2032	33,043	32,883	32,878	4.89
eShipping LLC (Delayed Draw) (7)	3M S + 4.50%	N/A	12/23/2032	-	(30)	(62)	(0.01)
eShipping LLC (Revolver) (7)	3M P + 3.50%	10.25%	12/23/2032	390	360	358	0.05
ICAT Intermediate Holdings LLC (Term Loan)	1M S + 6.25%	9.92%	3/1/2029	27,439	27,081	26,993	4.02
ICAT Intermediate Holdings LLC (Delayed Draw) (7)	1M S + 6.25%	9.92%	3/1/2029	6,616	6,484	6,392	0.95
ICAT Intermediate Holdings LLC (Revolver) (7)	1M S + 6.25%	N/A	3/1/2029	-	(27)	(34)	(0.01)
RJW Logistics Group, Inc (Term Loan 2024)	3M S + 5.00%	8.70%	11/26/2031	34,633	34,336	34,243	5.10
RJW Logistics Group, Inc (Term Loan 2025)	3M S + 5.00%	8.70%	11/26/2031	17,101	16,940	16,909	2.52
RJW Logistics Group, Inc (Delayed Draw 2024) (7)	6M S + 5.00%	8.73%	11/26/2031	2,945	2,931	2,907	0.43
RJW Logistics Group, Inc (Delayed Draw 2025) (7)	3M S + 5.00%	N/A	11/26/2031	-	(13)	(33)	-
					120,945	120,551	17.94
Building Materials
CP Atlas Buyer, Inc. (Term Loan) (10)	1M S + 5.25%	8.92%	7/8/2030	14,328	13,830	13,253	1.97
					13,830	13,253	1.97
Commercial Services & Supplies
Ambient Enterprises Holdco LLC, (Term Loan 2024)	3M S + 5.25%	8.95%	6/28/2030	6,927	6,868	6,883	1.02
Ambient Enterprises Holdco LLC, (Term Loan 2025 2nd Amendment)	3M S + 5.25%	8.95%	6/28/2030	382	376	379	0.06
Ambient Enterprises Holdco LLC, (Term Loan 2025 3rd Amendment)	3M S + 5.25%	8.95%	6/28/2030	310	305	308	0.05
Ambient Enterprises Holdco LLC, (Delayed Draw 2024)	3M S + 5.25%	8.95%	6/28/2030	423	420	420	0.06
Ambient Enterprises Holdco LLC, (Delayed Draw 2025 Term Loan B) (7)	3M S + 5.25%	8.95%	6/28/2030	462	457	458	0.07
Ambient Enterprises Holdco LLC, (Delayed Draw 2025 Term Loan C) (7)	3M S + 5.25%	N/A	6/28/2030	-	(4)	(3)	-
Cards-Live Oak Holdings, Inc. (Term Loan)	3M S + 4.75%	8.45%	10/21/2032	17,980	17,895	17,868	2.65
Cards-Live Oak Holdings, Inc. (Delayed Draw) (7)	3M S + 4.75%	8.45%	10/21/2032	2,575	2,546	2,530	0.38
Cards-Live Oak Holdings, Inc. (Revolver) (7)	3M S + 4.75%	8.45%	10/21/2032	1,288	1,272	1,266	0.19
JFL-Atomic AcquisitionCo, Inc. (Term Loan)	3M S + 4.75%	8.41%	2/20/2031	46,004	45,405	45,371	6.75
JFL-Atomic AcquisitionCo, Inc. (Delayed Draw) (7)	3M S + 4.75%	8.41%	2/20/2031	8,287	8,106	8,012	1.19
JFL-Atomic AcquisitionCo, Inc. (Revolver) (7)	3M S + 4.75%	N/A	2/20/2031	-	(73)	(86)	(0.01)
Pearl Acquisition Buyer, Inc. (Term Loan)	3M S + 4.50%	8.20%	12/31/2032	33,251	33,090	33,085	4.93
Pearl Acquisition Buyer, Inc. (Delayed Draw) (7)	3M S + 4.50%	N/A	12/31/2032	-	(26)	(55)	(0.01)
Pearl Acquisition Buyer, Inc. (Revolver) (7)	3M S + 4.50%	8.20%	12/31/2032	626	605	605	0.09
					117,242	117,041	17.42
Construction & Engineering
Qualus Power Services Corp (Term Loan)	3M S + 4.25%	7.92%	3/27/2031	2,502	2,492	2,493	0.37
Qualus Power Services Corp (Delayed Draw 2024 Term Loan)	3M S + 4.25%	7.92%	3/27/2031	24,915	24,768	24,822	3.70
Qualus Power Services Corp (Incremental Delayed Draw Term Loan 2025) (7)	3M S + 4.25%	7.92%	3/27/2031	1,486	1,478	1,477	0.22
Qualus Power Services Corp (Incremental Delayed Draw Term Loan 2 2025) (7)	3M S + 4.25%	N/A	3/28/2028	-	(12)	(21)	-
NDT Global Holding Inc. (Delayed Draw) (7)	1M S + 4.50%	N/A	6/4/2032	-	(103)	(103)	(0.02)
					28,623	28,668	4.27
Containers & Packaging
Schoeneck Containers, LLC (Revolver) (7)	1M S + 4.10%	7.89%	5/7/2028	426	426	418	0.06
					426	418	0.06

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund

Consolidated Schedules of Investments (Unaudited) (Continued)

March 31, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)		Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Electrical Equipment
AMP Purchaser LLC (Term Loan)	3M S + 4.50%		8.20%	4/1/2033	$21,478	$21,371	$21,371	3.18%
AMP Purchaser LLC (Revolver) (7)	3M S + 4.50%		N/A	4/1/2033	-	(14)	(14)	-
Centaur Holdings III LLC (Term Loan)	3M S + 4.50%		8.20%	9/5/2031	33,981	33,664	33,769	5.02
Centaur Holdings III LLC (Delayed Draw) (7)	3M S + 4.50%		8.20%	9/5/2031	2,096	2,062	2,064	0.31
Centaur Holdings III LLC (Revolver) (7)	3M S + 4.50%		8.20%	9/5/2031	1,153	1,114	1,127	0.17
Maverick Power, LLC (Term Loan)	3M S + 5.00%		8.66%	5/4/2031	21,867	21,551	21,539	3.21
Spark Buyer, LLC (Term Loan)	3M S + 5.25%		8.90%	10/15/2031	46,406	45,822	42,926	6.38
Spark Buyer, LLC (Delayed Draw) (7)	3M S + 5.25%		N/A	10/15/2031	-	(112)	(1,406)	(0.21)
Spark Buyer, LLC (Revolver) (7)	3M S + 5.25%		8.95%	10/15/2031	4,219	4,106	3,516	0.52
						129,564	124,892	18.58
Financial Services
Empower Payments Investor, LLC (Term Loan)	3M S + 4.50%		8.30%	3/12/2031	7,800	7,739	7,739	1.15
Empower Payments Investor, LLC (Delayed Draw) (7)	3M S + 4.50%		N/A	3/12/2031	-	(49)	(49)	(0.01)
Forge Borrower, LLC (Delayed Draw) (7)	3M S + 4.50%		N/A	1/31/2033	-	(12)	(12)	-
Forge Borrower, LLC (Revolver) (7)	3M S + 4.50%		N/A	1/31/2033	-	(5)	(5)	-
MAI Capital Management Intermediate LLC (Term Loan)	3M S + 4.75%		8.45%	8/29/2031	10,660	10,654	10,654	1.58
MAI Capital Management Intermediate LLC (Revolver) (7)	3M S + 4.75%		8.45%	8/29/2031	978	976	976	0.15
						19,303	19,303	2.87
Food Products
Frozen Garlic Bread Holdings Inc (Term Loan)	3M S + 4.75%		8.45%	2/6/2032	34,456	34,287	34,287	5.09
Frozen Garlic Bread Holdings Inc (Delayed Draw) (7)	3M S + 4.75%		N/A	2/6/2032	-	(32)	(32)	-
Frozen Garlic Bread Holdings Inc (Revolver) (7)	3M S + 4.75%		N/A	2/6/2032	-	(22)	(22)	-
						34,233	34,233	5.09
Health Care Equipment & Supplies
MGS MFG. Group, Inc. (Term Loan)	1M S + 4.50%		8.28%	12/31/2028	11,201	11,124	11,103	1.65
MGS MFG. Group, Inc. (1st AmendmentTerm Loan 2026)	1M S + 4.50%		8.27%	12/31/2028	5,927	5,927	5,875	0.87
MGS MFG. Group, Inc. (Delayed Draw) (7)	1M S + 4.50%		N/A	12/31/2028	-	(27)	(33)	-
MGS MFG. Group, Inc. (Revolver) (7)	1M P + 3.50%		10.25%	12/31/2028	1,564	1,557	1,534	0.23
						18,581	18,479	2.75
Health Care Providers & Services
Continental Buyer Inc (Term Loan 2024)	1M S + 4.50%		8.17%	4/2/2031	44,576	44,069	44,242	6.57
Continental Buyer Inc (2 Incremental Term Loan 2025)	1M S + 4.50%		8.17%	4/2/2031	5,751	5,724	5,708	0.85
Continental Buyer Inc (Delayed Draw) (7)	1M S + 4.50%		N/A	4/2/2031	-	(3)	(8)	-
Continental Buyer Inc (Revolver) (7)	1M S + 4.50%		N/A	4/2/2031	-	(54)	(40)	(0.01)
Falcon Parent Holdings Inc (Term Loan)	3M S + 5.50%	(Incl. 2.75% PIK)	9.17%	11/6/2031	36,031	35,681	35,355	5.26
Falcon Parent Holdings Inc (Delayed Draw) (7)	3M S + 5.50%	(Incl. 2.75% PIK)	N/A	11/6/2031	-	(68)	(53)	(0.01)
Falcon Parent Holdings Inc (Revolver) (7)	3M S + 5.00%		8.66%	11/6/2031	994	943	915	0.14
Genova Diagnostics, Inc. (Term Loan)	3M S + 6.75%		10.45%	12/23/2030	12,598	12,268	12,252	1.82
Genova Diagnostics, Inc. (Delayed Draw)	3M S + 6.75%		10.45%	12/23/2030	1,355	1,320	1,318	0.20
Genova Diagnostics, Inc. (Revolver) (7)	3M S + 6.75%		N/A	12/23/2030	-	(25)	(27)	-
SMG Operating CO LLC (Term Loan)	3M S + 5.00%		8.67%	12/5/2030	33,200	32,729	32,702	4.87
SMG Operating CO LLC (Delayed Draw) (7)	3M S + 5.00%		N/A	12/5/2030	-	(41)	(89)	(0.01)
SMG Operating CO LLC (Revolver) (7)	3M S + 5.00%		N/A	12/5/2030	-	(58)	(62)	(0.01)
						132,485	132,213	19.67
Hotels, Restaurants & Leisure
ClubCorp Holdings, Inc. (Term Loan)	1M S + 4.75%		8.42%	7/9/2032	10,374	10,269	10,269	1.53
ClubCorp Holdings, Inc. (Delayed Draw) (7)	1M S + 4.75%		N/A	7/9/2032	-	(47)	(47)	(0.01)
Excursions Buyer, LLC (Term Loan)	3M S + 5.50%		9.17%	11/21/2031	16,386	16,230	16,243	2.42
						26,452	26,465	3.94
Industrial Conglomerates
Dwyer Instruments, Inc (Term Loan)	3M S + 4.75%		8.45%	7/20/2029	10,920	10,920	10,920	1.62
Dwyer Instruments, Inc (Revolver) (7)	3M S + 4.75%		8.45%	7/20/2029	925	925	925	0.14
						11,845	11,845	1.76
Insurance
World Insurance Associates, LLC (Delayed Draw) (7)	3M S + 5.00%		8.71%	4/3/2030	3,049	3,033	3,006	0.45
World Insurance Associates, LLC (Revolver) (7)	3M S + 5.00%		N/A	4/3/2030	-	(1)	(2)	-
						3,032	3,004	0.45
IT Services
Association Resource Group, LLC (Term Loan)	3M S + 4.75%		8.40%	2/2/2033	27,275	27,006	27,006	4.02
Association Resource Group, LLC (Delayed Draw) (7)	3M S + 4.75%		N/A	2/2/2033	-	(108)	(108)	(0.02)
Association Resource Group, LLC (Revolver)(7)	3M S + 4.75%		N/A	2/2/2033	-	(62)	(62)	(0.01)
BCM One, Inc. (Term Loan)	6M S + 4.50%		8.24%	11/17/2027	9,548	9,548	9,536	1.42
BCM One, Inc. (Delayed Draw)	1M S + 4.50%		8.27%	11/17/2027	4,701	4,701	4,695	0.70
BCM One, Inc. (Revolver) (7)	6M S + 4.50%		N/A	11/17/2027	-	-	(2)	-
GCOM (Term Loan)	3M S + 9.50%		13.43%	8/21/2028	38,698	38,430	38,408	5.72
Uptime Institute (Term Loan)	1M S + 5.00%		8.53%	1/12/2027	15,657	15,583	15,618	2.32
Uptime Institute (Revolver) (7)	1M S + 5.00%		N/A	1/12/2027	-	-	(5)	-
						95,098	95,086	14.15

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund

Consolidated Schedules of Investments (Unaudited) (Continued)

March 31, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Life Sciences Tools & Services
TransnetYX, Inc (Term Loan)	3M S + 4.75%	8.45%	4/13/2027	$11,495	$11,495	$11,495	1.71%
					11,495	11,495	1.71
Machinery
Leg Purchaser Inc (Term Loan) (5)	3M S + 5.50%	9.15%	1/12/2032	34,836	34,328	34,314	5.10
Leg Purchaser Inc (Revolver) (5)(7)	3M S + 5.50%	N/A	1/12/2032	-	(48)	(50)	(0.01)
LR Purchaser LLC (Term Loan)	3M S + 4.25%	7.93%	3/19/2031	21,818	21,492	21,492	3.20
LR Purchaser LLC (Revolver) (7)	3M S + 4.25%	N/A	3/19/2031	-	(72)	(72)	(0.01)
Rental Equipment Investment Co. (Term Loan)	3M S + 4.50%	8.20%	10/8/2030	4,655	4,602	4,603	0.68
Rental Equipment Investment Co. (Revolver) (7)	6M S + 4.50%	8.23%	10/8/2030	907	846	847	0.13
Solve Industrial Motion Group LLC (Term Loan)	1M S + 4.50%	8.27%	6/30/2027	2,341	2,311	2,311	0.34
Solve Industrial Motion Group LLC (Delayed Draw) (7)	1M S + 4.75%	8.52%	6/30/2027	25,801	25,633	25,412	3.78
					89,092	88,857	13.21
Personal Care Products
Arkas Bidco Limited (Term Loan) (5)(11)	3M S + 6.00%	9.66%	11/8/2032	28,843	28,289	28,302	4.21
					28,289	28,302	4.21
Pharmaceuticals
Meta Buyer LLC (Term Loan 2025 USD)	3M S + 5.25%	8.94%	12/22/2031	14,067	13,932	13,944	2.07
Meta Buyer LLC (Term Loan 2025 EUR)	3M E + 5.25%	7.29%	12/22/2031	16,762	19,438	19,204	2.87
Meta Buyer LLC (Term Loan 2025 AUD)	3M B + 5.25%	9.02%	12/22/2031	19,733	12,919	13,495	2.01
Meta Buyer LLC (Delayed Draw 2025 Term Loan USD) (7)	3M S + 5.25%	8.92%	12/22/2031	1,875	1,807	1,799	0.27
Meta Buyer LLC (Specified Delayed Draw 2025)	3M S + 5.25%	8.92%	12/22/2031	4,359	4,324	4,321	0.64
Meta Buyer LLC (Revolver) (7)	3M S + 5.25%	N/A	12/22/2031	-	(54)	(50)	(0.01)
					52,366	52,713	7.85
Professional Services
Accordion Partners LLC (Term Loan)	3M S + 5.00%	8.68%	11/17/2031	30,769	30,695	30,692	4.57
Accordion Partners LLC (Delayed Draw) (7)	3M S + 5.00%	8.70%	11/17/2031	5,434	5,366	5,377	0.80
Accordion Partners LLC (Revolver) (7)	3M S + 5.00%	N/A	11/17/2031	-	(18)	(9)	-
Aprio Advisory Group, LLC (Delayed Draw) (7)	1M S + 4.75%	N/A	8/1/2031	-	(232)	(488)	(0.07)
Aprio Advisory Group, LLC (Revolver) (7)	1M S + 4.75%	8.42%	8/1/2031	1,319	1,282	1,280	0.19
ComPsych Investment Corp. (Term Loan)	3M S + 4.75%	8.42%	7/22/2031	14,980	14,950	14,980	2.23
ComPsych Investment Corp. (Delayed Draw) (7)	3M S + 4.75%	N/A	7/22/2031	-	(7)	-	-
Lighthouse Technologies Holding Corp (Term Loan 2021)	3M S + 5.00%	8.67%	12/31/2029	8,400	8,400	8,379	1.25
Lighthouse Technologies Holding Corp (4th Amendment Term Loan 2025)	3M S + 5.00%	8.67%	12/31/2029	16,927	16,847	16,885	2.51
Lighthouse Technologies Holding Corp (Revolver) (7)	3M S + 5.00%	N/A	12/31/2029	-	(5)	(3)	-
Vensure Employer Services Inc (Term Loan)	3M S + 5.00%	8.70%	9/29/2031	12,759	12,694	12,663	1.88
					89,972	89,756	13.36
Real Estate Management & Development
Vacation Rental Brands, LLC (Term Loan 2025)	3M S + 5.25%	8.95%	5/6/2032	60,499	59,955	59,894	8.91
Vacation Rental Brands, LLC (Incremental Term Loan 2025)	3M S + 5.25%	8.95%	5/6/2032	4,246	4,206	4,203	0.63
Vacation Rental Brands, LLC (Delayed Draw) (7)	3M S + 5.25%	N/A	5/6/2032	-	(51)	(91)	(0.01)
Vacation Rental Brands, LLC (Revolver) (7)	3M S + 5.25%	N/A	5/6/2032	-	(49)	(55)	(0.01)
					64,061	63,951	9.52
Software
Databricks Inc (Term Loan)	1M S + 4.50%	8.17%	1/5/2032	22,463	22,370	22,463	3.35
Databricks Inc (Delayed Draw) (7)	1M S + 4.50%	N/A	1/5/2032	-	(114)	-	-
LeadVenture, Inc (Term Loan)	3M S + 5.00%	8.70%	6/23/2032	49,666	48,983	48,176	7.17
LeadVenture, Inc (Delayed Draw) (7)	3M S + 5.00%	8.70%	6/23/2032	3,873	3,783	3,588	0.53
LeadVenture, Inc (Revolver) (7)	3M S + 5.00%	8.67%	6/23/2032	216	152	73	0.01
					75,174	74,300	11.06
Specialty Retail
Spotless Brands, LLC (Delayed Draw) (7)	3M S + 5.00%	8.66%	7/25/2028	4,119	4,039	3,901	0.58
					4,039	3,901	0.58
Telecommunication Services
CCI Buyer, Inc. (Term Loan)	3M S + 5.00%	8.70%	5/13/2032	27,387	27,140	27,250	4.05
CCI Buyer, Inc. (Revolver) (7)	3M S + 5.00%	N/A	5/13/2032	-	(14)	(8)	-
					27,126	27,242	4.05
Textiles, Apparel & Luxury Goods
Colorescience Inc (Revolver) (7)	3M S + 4.75%	N/A	1/23/2032	-	(29)	(30)	-
Kravet Inc. (Term Loan)	3M S + 5.00%	8.70%	11/26/2030	26,261	25,942	25,966	3.86
Kravet Inc. (Revolver) (7)	3M S + 5.00%	N/A	11/26/2030	-	(62)	(59)	(0.01)
					25,851	25,877	3.85
Trading Companies and Distributors
Radwell Parent, LLC (Term Loan)	3M S + 4.75%	8.45%	4/1/2030	9,162	9,139	9,139	1.36
Radwell Parent, LLC (Term Loan 1st Amendment)	3M S + 4.75%	8.45%	4/1/2030	896	893	893	0.13
Radwell Parent, LLC (Delayed Draw 2024 Term Loan)	3M S + 4.75%	8.45%	4/1/2030	928	926	926	0.14
Radwell Parent, LLC(Delayed Draw 2026 4th Amendment Term Loan) (7)	3M S + 4.75%	N/A	4/1/2030	-	(17)	(17)	-
Radwell Parent, LLC (Revolver) (7)	3M S + 4.75%	8.45%	4/1/2030	242	240	240	0.04
					11,181	11,181	1.67
Total First Lien Secured Debt					$1,328,502	$1,321,518	196.65%

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund

Consolidated Schedules of Investments (Unaudited) (Continued)

March 31, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Second Lien Secured Debt (4)(6)
Software
SolarWinds Holdings, Inc. (Term Loan)	3M S + 6.00%	9.67%	4/18/2033	31,000	$29,976	$26,389	3.93%
					29,976	26,389	3.93
Total Second Lien Secured Debt					$29,976	$26,389	3.93%
Equity (6)
Personal Care Products
Arkas Bidco Limited Equity(5)(11)(12)	N/A	N/A	N/A	890	890	890	0.13
					890	890	0.13
Total Equity					$890	$890	0.13%

Investments—controlled/affiliated
Investments in Joint Venture (4)(6)(9)
SBLA Private Credit LLC (5)	N/A	N/A	N/A	64,625	64,625	64,209	9.55
Total Investments in Joint Venture					$64,625	$64,209	9.55
Total Investments(8)					$1,423,993	$1,413,006	210.26%

(1)	Unless otherwise indicated, investments held by the Company are denominated in USD dollars. All investments are income producing unless otherwise indicated.

(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), (“PRIME” or “P”), (“BBSY” or “B”), and (“EURIBOR” or “E”) or an alternate base rate (commonly based on the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of March 31, 2026.

(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

(4)	Unless otherwise indicated, issuers of investments held by the Company are domiciled in the United States.

(5)	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any nonqualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2026, non-qualifying assets represented approximately 9% of the total assets of the Company.

(6)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 - Investments”).

(7)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from the unfunded commitment being valued below par and/or unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments:

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund

Consolidated Schedules of Investments (Unaudited) (Continued)

March 31, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments	Maturity Date	Unfunded
AA&D Midco Inc (Revolver)	11/29/2030	$3,320
AA&D Midco Inc (Revolver)	11/29/2030	1,970
Accel International Holdings Inc (Revolver)	4/26/2032	2,162
Accordion Partners LLC (Delayed Draw)	11/17/2031	17,399
Accordion Partners LLC (Revolver)	11/17/2031	3,764
Ambient Enterprises Holdco LLC, (Delayed Draw 2025 Term Loan B)	6/28/2030	192
Ambient Enterprises Holdco LLC, (Delayed Draw 2025 Term Loan C)	6/28/2030	520
AMP Purchaser LLC (Revolver)	4/1/2033	2,771
Aprio Advisory Group, LLC (Delayed Draw)	8/1/2031	48,820
Aprio Advisory Group, LLC (Revolver)	8/1/2031	2,639
Association Resource Group, LLC (Delayed Draw)	2/2/2033	22,030
Association Resource Group, LLC (Revolver)	2/2/2033	6,294
BCM One, Inc. (Revolver)	11/17/2027	1,530
Cards-Live Oak Holdings, Inc. (Delayed Draw)	10/21/2032	4,578
Cards-Live Oak Holdings, Inc. (Revolver)	10/21/2032	2,146
CCI Buyer, Inc. (Revolver)	5/13/2032	1,607
Centaur Holdings III LLC (Delayed Draw)	9/5/2031	3,145
Centaur Holdings III LLC (Revolver)	9/5/2031	3,040
ClubCorp Holdings, Inc. (Delayed Draw)	7/9/2032	4,596
Colorescience Inc (Revolver)	1/23/2032	2,993
ComPsych Investment Corp. (Delayed Draw)	7/22/2031	7,778
Continental Buyer Inc (Delayed Draw)	4/2/2031	1,095
Continental Buyer Inc (Revolver)	4/2/2031	5,325
Databricks Inc (Delayed Draw)	1/5/2032	38,600
Dwyer Instruments, Inc (Revolver)	7/20/2029	1,155
Electro Methods (Revolver)	2/23/2032	7,090
Empower Payments Investor, LLC (Delayed Draw)	3/12/2031	9,705
eShipping LLC (Delayed Draw)	12/23/2032	12,469
eShipping LLC (Revolver)	12/23/2032	5,845
Falcon Parent Holdings Inc (Delayed Draw)	11/6/2031	2,825
Falcon Parent Holdings Inc (Revolver)	11/6/2031	3,191
Forge Borrower, LLC (Delayed Draw)	1/31/2033	2,500
Forge Borrower, LLC (Revolver)	1/31/2033	500
Frozen Garlic Bread Holdings Inc (Delayed Draw)	2/6/2032	6,626
Frozen Garlic Bread Holdings Inc (Revolver)	2/6/2032	4,417
Genova Diagnostics, Inc. (Revolver)	12/23/2030	968
ICAT Intermediate Holdings LLC (Delayed Draw)	3/1/2029	7,176
ICAT Intermediate Holdings LLC (Revolver)	3/1/2029	2,095
JFL-Atomic AcquisitionCo, Inc. (Delayed Draw)	2/20/2031	11,738
JFL-Atomic AcquisitionCo, Inc. (Revolver)	2/20/2031	6,264
Kravet Inc. (Revolver)	11/26/2030	5,284
LeadVenture, Inc (Delayed Draw)	6/23/2032	5,619
LeadVenture, Inc (Revolver)	6/23/2032	4,538
Leg Purchaser Inc (Revolver)	1/12/2032	3,318
Lighthouse Technologies Holding Corp (Revolver)	12/31/2029	1,149
LR Purchaser LLC (Revolver)	3/19/2031	4,848
MAI Capital Management Intermediate LLC (Revolver)	8/29/2031	1,362
Meta Buyer LLC (Delayed Draw 2025 Term Loan USD)	12/22/2031	6,842
Meta Buyer LLC (Revolver)	12/22/2031	5,704
MGS Mfg. Group, Inc. (Delayed Draw)	12/31/2028	3,806
MGS Mfg. Group, Inc. (Revolver)	12/31/2028	1,844
NDT Global Holding Inc. (Delayed Draw)	6/4/2032	17,624
Pearl Acquisition Buyer, Inc. (Delayed Draw)	12/31/2032	10,960
Pearl Acquisition Buyer, Inc. (Revolver)	12/31/2032	3,545

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund

Consolidated Schedules of Investments (Unaudited) (Continued)

March 31, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments	Maturity Date	Unfunded
Qualus Power Services Corp (Incremental Delayed Draw Term Loan 2 2025)	3/28/2028	$5,500
Qualus Power Services Corp (Incremental Delayed Draw Term Loan 2025)	3/27/2031	1,018
Radwell Parent, LLC (Revolver)	4/1/2030	520
Radwell Parent, LLC(Delayed Draw 2026 4th Amendment Term Loan)	4/1/2030	3,434
Rental Equipment Investment Co. (Revolver)	10/8/2030	4,427
RJW Logistics Group, Inc (Delayed Draw 2024)	11/26/2031	491
RJW Logistics Group, Inc (Delayed Draw 2025)	11/26/2031	2,899
Schoeneck Containers, LLC (Revolver)	5/7/2028	2,983
SMG Operating CO LLC (Delayed Draw)	12/5/2030	5,900
SMG Operating CO LLC (Revolver)	12/5/2030	4,100
Solve Industrial Motion Group LLC (Delayed Draw)	6/30/2027	18,683
Spark Buyer, LLC (Delayed Draw)	10/15/2031	18,750
Spark Buyer, LLC (Revolver)	10/15/2031	5,156
Spotless Brands, LLC (Delayed Draw)	7/25/2028	17,721
TransnetYX, Inc (Revolver)	4/13/2027	2,167
Uptime Institute (Revolver)	1/12/2027	2,188
Vacation Rental Brands, LLC (Delayed Draw)	5/6/2032	9,060
Vacation Rental Brands, LLC (Revolver)	5/6/2032	5,462
World Insurance Associates, LLC (Delayed Draw)	4/3/2030	1,948
World Insurance Associates, LLC (Revolver)	4/3/2030	250
Total		$461,978

(8)	Unless otherwise indicated, all securities are pledged as collateral to our SMBC Revolving Credit Facility (“SMBC Revolving Credit Facility”), our ABL Credit Facility with Bank of America (“BofA ABL Credit Facility) or ABL Credit Facility with RBC (“RBC ABL Credit Facility”) as defined in “Note 5 - Debt”. As such, these securities are not available as collateral to our general creditors.

(9)	Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2026, the Company’s controlled/affiliated investments, and their related transactions, were as follows:

	Fair Value as of January 1, 2026	Gross Additions	Gross Reductions	Net Change in Unrealized appreciation/ (depreciation)	Net Realized Gain (Loss)	Fair Value as of March 31, 2026	Dividend Income
Controlled/Affiliated Investments
SBLA Private Credit LLC	$61,606	$3,033	$-	$(430)	$-	$64,209	$1,816
Total	$61,606	$3,033	$-	$(430)	$-	$64,209	$1,816

(10)	Investment is valued using quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices unobservable inputs (Level 2), (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 -Investments”).

(11)	The issuer of this investment is domiciled in the United Kingdom.

(12)	Non-income producing security.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund

Consolidated Schedules of Investments (Unaudited) (Continued)

March 31, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following shows the composition of the Company’s portfolio at fair value by industry and geography as of March 31, 2026.

Industry	First Lien Secured Debt	Second Lien Secured Debt	Equity	Joint Venture	Total	Percentage of Total Investments at Fair Value
Aerospace & Defense	$98,492	$-	$-	$-	$98,492	6.97%
Air Freight & Logistics	120,551	-	-	-	120,551	8.53%
Building Materials	13,253	-	-	-	13,253	0.94%
Commercial Services & Supplies	117,041	-	-	-	117,041	8.28%
Construction & Engineering	28,668	-	-	-	28,668	2.03%
Containers & Packaging	418	-	-	-	418	0.03%
Electrical Equipment	124,892	-	-	-	124,892	8.84%
Financial Services	19,303	-	-	-	19,303	1.37%
Food Products	34,233	-	-	-	34,233	2.42%
Health Care Equipment & Supplies	18,479	-	-	-	18,479	1.31%
Health Care Providers & Services	132,213	-	-	-	132,213	9.35%
Hotels, Restaurants & Leisure	26,465	-	-	-	26,465	1.87%
Industrial Conglomerates	11,845	-	-	-	11,845	0.84%
Insurance	3,004	-	-	-	3,004	0.21%
Investments in Joint Venture	-	-	-	64,209	64,209	4.54%
IT Services	95,086	-	-	-	95,086	6.73%
Life Sciences Tools & Services	11,495	-	-	-	11,495	0.81%
Machinery	88,857	-	-	-	88,857	6.29%
Personal Care Products	28,302	-	890	-	29,192	2.07%
Pharmaceuticals	52,713	-	-	-	52,713	3.73%
Professional Services	89,756	-	-	-	89,756	6.35%
Real Estate Management & Development	63,951	-	-	-	63,951	4.53%
Software	74,300	26,389	-	-	100,689	7.13%
Specialty Retail	3,901	-	-	-	3,901	0.28%
Telecommunication Services	27,242	-	-	-	27,242	1.93%
Textiles, Apparel & Luxury Goods	25,877	-	-	-	25,877	1.83%
Trading Companies and Distributors	11,181	-	-	-	11,181	0.79%
Total	$1,321,518	$26,389	$890	$64,209	$1,413,006	100%

Geography	Fair Value	Percentage of Total Investments at Fair Value
United States	$1,383,814	97.9%
United Kingdom	29,192	2.1
Total	$1,413,006	100.0%

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund

Consolidated Schedules of Investments

December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Investments-non-controlled/non-affiliated
First Lien Secured Debt(4)(6)

Aerospace & Defense
Accel International Holdings Inc (Term Loan)	1M S + 4.50%	8.22%	4/26/2032	$12,568	$12,506	$12,568	2.38%
Accel International Holdings Inc (Revolver) (7)	1M S + 4.50%	N/A	4/26/2032	-	(10)	-	-
Applied Aerospace Structures Corp. (Term Loan)	3M S + 4.50%	8.17%	11/29/2030	37,887	37,577	37,508	7.10
Applied Aerospace Structures Corp. (Delayed Draw 2024)	3M S + 4.50%	8.35%	11/29/2030	16,026	15,896	15,865	3.00
Applied Aerospace Structures Corp. (Delayed Draw 2025)(7)	3M S + 4.50%	N/A	11/29/2030	-	(61)	(126)	(0.02)
Applied Aerospace Structures Corp. (Revolver) (7)	3M S + 4.50%	N/A	11/29/2030	-	(71)	(84)	(0.01)
Electro Methods (Term Loan)	3M S + 4.75%	8.62%	2/23/2032	29,396	29,000	29,286	5.55
Electro Methods (Revolver) (7)	3M S + 4.75%	N/A	2/23/2032	-	(94)	(27)	(0.01)
					94,743	94,990	17.99
Air Freight & Logistics
eShipping LLC (Term Loan)	3M S + 4.50%	8.19%	12/23/2032	33,043	32,878	32,878	6.24
eShipping LLC (Delayed Draw) (7)	3M S + 4.50%	N/A	12/23/2032	-	(31)	(31)	(0.01)
eShipping LLC (Revolver) (7)	3M S + 4.50%	8.19%	12/23/2032	779	748	748	0.14
ICAT Intermediate Holdings LLC (Term Loan)	1M S + 6.25%	9.97%	3/1/2029	27,507	27,122	27,095	5.13
ICAT Intermediate Holdings LLC (Delayed Draw) (7)	1M S + 6.25%	9.97%	3/1/2029	3,450	3,330	3,243	0.61
ICAT Intermediate Holdings LLC (Revolver) (7)	1M S + 6.25%	N/A	3/1/2029	-	(29)	(31)	(0.01)
RJW Logistics Group, Inc (Term Loan 2024)	3M S + 5.00%	8.67%	11/26/2031	34,633	34,326	34,329	6.50
RJW Logistics Group, Inc (Term Loan 2025)	3M S + 5.00%	8.67%	11/26/2031	17,101	16,936	16,952	3.21
RJW Logistics Group, Inc (Delayed Draw 2024) (7)	3M S + 5.00%	8.67%	11/26/2031	2,945	2,931	2,915	0.55
RJW Logistics Group, Inc (Delayed Draw 2025) (7)	3M S + 5.00%	N/A	11/26/2031	-	(14)	(25)	-
					118,197	118,073	22.36
Building Materials
CP Atlas Buyer, Inc. (Term Loan) (10)	1M S + 5.25%	8.97%	7/8/2030	14,364	13,841	13,933	2.64
					13,841	13,933	2.64
Commercial Services & Supplies
Alliance Technical Group (Term Loan)	3M S + 4.50%	8.17%	12/1/2032	33,158	32,992	32,992	6.25
Alliance Technical Group (Delayed Draw) (7)	3M S + 4.50%	N/A	12/1/2032	-	(28)	(28)	(0.01)
Alliance Technical Group (Revolver) (7)	3M S + 4.50%	8.17%	12/1/2030	313	292	292	0.06
Ambient Enterprises Holdco LLC, (Term Loan 2024)	3M S + 5.25%	8.92%	6/28/2030	6,944	6,882	6,885	1.30
Ambient Enterprises Holdco LLC, (Term Loan 2025 2nd Amendment)	3M S + 5.25%	8.92%	6/28/2030	383	377	379	0.07
Ambient Enterprises Holdco LLC, (Term Loan 2025 3rd Amendment)	3M S + 5.25%	8.92%	6/28/2030	311	306	308	0.06
Ambient Enterprises Holdco LLC, (Delayed Draw 2024)	3M S + 5.25%	8.92%	6/28/2030	424	421	420	0.08
Ambient Enterprises Holdco LLC, (Delayed Draw 2025 Term Loan B) (7)	3M S + 5.25%	8.92%	6/28/2030	123	118	117	0.02
Ambient Enterprises Holdco LLC, (Delayed Draw 2025 Term Loan C) (7)	3M S + 5.25%	N/A	6/28/2030	-	(4)	(5)	-
Cards-Live Oak Holdings, Inc. (Term Loan)	3M S + 4.75%	8.42%	10/21/2032	18,025	17,937	17,937	3.40
Cards-Live Oak Holdings, Inc. (Delayed Draw)(7)	3M S + 4.75%	N/A	10/21/2032	-	(17)	(17)	-
Cards-Live Oak Holdings, Inc. (Revolver) (7)	3M P + 3.75%	8.42%	10/21/2032	1,144	1,128	1,128	0.21
JFL-Atomic AcquisitionCo, Inc. (Term Loan)	3M S + 4.75%	8.64%	2/20/2031	46,120	45,499	45,543	8.62
JFL-Atomic AcquisitionCo, Inc. (Delayed Draw) (7)	3M S + 4.75%	8.64%	2/20/2031	8,301	8,113	8,050	1.52
JFL-Atomic AcquisitionCo, Inc. (Revolver) (7)	3M S + 4.75%	N/A	2/20/2031	-	(78)	(78)	(0.01)
					113,938	113,923	21.57
Construction & Engineering
Qualus Power Services Corp (Term Loan)	3M S + 4.25%	8.04%	3/27/2031	2,509	2,497	2,496	0.47
Qualus Power Services Corp (Delayed Draw 2024)	3M S + 4.50%	8.34%	3/27/2028	24,978	24,813	24,853	4.71
Qualus Power Services Corp (Delayed Draw 2025 Term Loan) (7)	3M S + 4.25%	8.04%	3/27/2031	1,490	1,481	1,478	0.28
Qualus Power Services Corp (Delayed Draw 2025 Term Loan 2)(7)	3M S + 4.50%	N/A	3/28/2028	-	(13)	(28)	(0.01)
					28,778	28,799	5.45
Consumer Discretionary
Spotless Brands, LLC (Delayed Draw) (7)	3M S + 5.00%	8.79%	7/25/2028	3,156	3,071	2,992	0.57
					3,071	2,992	0.57
Containers & Packaging
Schoeneck Containers, LLC (Term Loan)	1M S + 4.10%	7.93%	5/7/2028	9,122	9,122	9,122	1.73
Schoeneck Containers, LLC (Delayed Draw)	1M S + 4.10%	7.93%	5/7/2028	4,660	4,660	4,660	0.88
Schoeneck Containers, LLC (Revolver) (7)	1M S + 4.10%	N/A	5/7/2028	-	-	-	-
					13,782	13,782	2.61

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

Lord Abbett Private Credit Fund

Consolidated Schedules of Investments (Unaudited) (Continued)

December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Second Lien Secured Debt (4)(6)
Software
SolarWinds Holdings, Inc. (Term Loan)	3M S + 6.00%	9.70%	4/18/2033	$31,000	$29,951	$30,070	5.69%
					29,951	30,070	5.69
Total Second Lien Secured Debt					$29,951	$30,070	5.69%
Equity (6)
Personal Care Products
Arkas Bidco Limited (5)(11)(12)	N/A	N/A	N/A	888	888	888	0.17
Arkas Bidco Limited (5)(11)(12)	N/A	N/A	N/A	2	2	2	-
					890	890	0.17
Total Equity					$890	$890	0.17%
Investments-controlled/affiliated
Investments in Joint Venture (4)(6)(9)
SBLA Private Credit LLC (5)	N/A	N/A	N/A	61,592	61,592	61,606	11.67
Total Investments in Joint Venture					$61,592	$61,606	11.67
Total Investments (8)					$1,312,388	$1,309,928	248.07%

(1)	Unless otherwise indicated, investments held by the Company are denominated in USD dollars. All investments are income producing unless otherwise indicated.

(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), (“PRIME” or “P”), (“BBSY” or “B”), and (“EURIBOR” or “E”) or an alternate base rate (commonly based on the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of December 31, 2025.

(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

(4)	Unless otherwise indicated, issuers of investments held by the Company are domiciled in the United States.

(5)	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any nonqualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2025, non-qualifying assets represented approximately 6% of the total assets of the Company.

(6)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 - Investments”).

(7)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from the unfunded commitment being valued below par and/or unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments:

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund

Consolidated Schedules of Investments (Unaudited) (Continued)

December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments	Maturity Date	Unfunded
Accel International Holdings Inc (Revolver)	4/26/2032	$2,162
Accordion Partners LLC (Delayed Draw)	11/17/2031	22,833
Accordion Partners LLC (Revolver)	11/17/2031	3,764
Alliance Technical Group (Delayed Draw)	12/1/2032	11,053
Alliance Technical Group (Revolver)	12/1/2030	3,858
Ambient Enterprises Holdco LLC, (Delayed Draw 2025 Term Loan B)	6/28/2030	531
Ambient Enterprises Holdco LLC, (Delayed Draw 2025 Term Loan C)	6/28/2030	520
Applied Aerospace Structures Corp. (Delayed Draw 2025)	11/29/2030	12,570
Applied Aerospace Structures Corp. (Revolver)	11/29/2030	1,970
Applied Aerospace Structures Corp. (Revolver)	11/29/2030	6,410
Aprio Advisory Group, LLC (Delayed Draw)	8/1/2031	48,821
Aprio Advisory Group, LLC (Revolver)	8/1/2031	3,958
BCM One, Inc. (Revolver)	11/17/2027	1,530
Cards-Live Oak Holdings, Inc. (Delayed Draw)	10/21/2032	7,153
Cards-Live Oak Holdings, Inc. (Revolver)	10/21/2032	2,289
CCI Buyer, Inc. (Revolver)	5/13/2032	1,607
Centaur Holdings III LLC (Delayed Draw)	9/5/2031	3,144
Centaur Holdings III LLC (Revolver)	9/5/2031	2,620
Clearwave Fiber (Revolver)	12/13/2029	4,338
ComPsych Investment Corp. (Delayed Draw)	7/22/2031	7,778
Continental Buyer Inc (Delayed Draw)	4/2/2031	1,095
Continental Buyer Inc (Revolver)	4/2/2031	5,325
Databricks Inc (Delayed Draw)	1/3/2031	4,688
Electro Methods (Revolver)	2/23/2032	7,090
eShipping LLC (Delayed Draw)	10/31/2032	12,469
eShipping LLC (Revolver)	12/23/2032	5,455
Falcon Parent Holdings Inc (Delayed Draw)	11/6/2031	2,825
Falcon Parent Holdings Inc (Revolver)	11/6/2031	3,923
Genova Diagnostics, Inc. (Delayed Draw)	12/23/2030	1,355
Genova Diagnostics, Inc. (Revolver)	12/23/2030	968
ICAT Intermediate Holdings LLC (Delayed Draw)	3/1/2029	10,351
ICAT Intermediate Holdings LLC (Revolver)	3/1/2029	2,095
JFL-Atomic AcquisitionCo, Inc. (Delayed Draw)	2/20/2031	11,738
JFL-Atomic AcquisitionCo, Inc. (Revolver)	2/20/2031	6,264
Kravet Inc. (Revolver)	11/26/2030	5,284
LeadVenture, Inc (Delayed Draw)	6/23/2032	6,370
LeadVenture, Inc (Revolver)	6/23/2032	3,803
Lighthouse Technologies Holding Corp (Revolver)	12/31/2029	1,149
Meta Buyer LLC (Delayed Draw)	12/22/2031	13,076
Meta Buyer LLC (Revolver)	12/22/2031	5,704
MGS MFG. Group, Inc. (Revolver)	5/31/2027	1,230
Qualus Power Services Corp (Delayed Draw 2025 Term Loan 2)	3/28/2028	5,500
Qualus Power Services Corp (Delayed Draw 2025 Term Loan)	3/27/2031	1,018
Rental Equipment Investment Co. (Revolver)	10/8/2030	3,520
RJW Logistics Group, Inc (Delayed Draw 2024)	11/26/2031	491
RJW Logistics Group, Inc (Delayed Draw 2025)	9/23/2032	2,899
Schoeneck Containers, LLC (Revolver)	5/7/2028	3,409
Security 101 (Revolver)	4/11/2028	5,958
SMG Operating CO LLC (Delayed Draw)	12/5/2030	5,900
SMG Operating CO LLC (Revolver)	12/5/2030	4,100

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund

Consolidated Schedules of Investments (Unaudited) (Continued)

December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments	Maturity Date	Unfunded
Solve Industrial Motion Group LLC (Delayed Draw)	6/30/2027	$18,684
Spark Buyer, LLC (Delayed Draw)	10/15/2031	18,750
Spark Buyer, LLC (Revolver)	10/15/2031	6,188
Spotless Brands, LLC (Delayed Draw)	7/25/2028	18,693
TransnetYX, Inc (Revolver)	4/13/2027	2,167
Uptime Institute (Revolver)	1/12/2027	2,188
Vacation Rental Brands, LLC (Delayed Draw 2025 2nd Amendment)	5/6/2032	11,094
Vacation Rental Brands, LLC (Delayed Draw)	5/6/2032	1,761
Vacation Rental Brands, LLC (Revolver)	5/6/2032	5,462
Vensure Employer Services Inc (Delayed Draw)	9/29/2031	625
World Insurance Associates, LLC (Delayed Draw)	4/3/2030	2,192
World Insurance Associates, LLC (Revolver)	4/3/2030	250
Total		$382,015

(8)	Unless otherwise indicated, all securities are pledged as collateral to our SMBC Revolving Credit Facility (“SMBC Revolving Credit Facility”), our ABL Credit Facility with Bank of America (“BofA ABL Credit Facility) or ABL Credit Facility with RBC (“RBC ABL Credit Facility”) as defined in “Note 5 - Debt”. As such, these securities are not available as collateral to our general creditors.

(9)	Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2025, the Company’s controlled/affiliated investments, and their related transactions for the period ended, were as follows:

	Fair Value as of January 1, 2025	Gross Additions	Gross Reductions		Net Change in Unrealized appreciation/ (depreciation)	Net Realized Gain (Loss)		Fair Value as of December 31, 2025	Dividend Income
Controlled/Affiliated Investments
SBLA Private Credit LLC	$33,221	$28,368		$-	$17		$-	$61,606	$5,906
Total	$33,221	$28,368	$		$17	$		$61,606	$5,906

(10)	Investment is valued using quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices unobservable inputs (Level 2), (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 -Investments”).

(11)	The issuer of this investment is domiciled in the United Kingdom.

(12)	Non-income producing security.

The following shows the composition of the Company’s portfolio at fair value by industry and geography as of December 31, 2025.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund

Consolidated Schedules of Investments (Unaudited) (Concluded)

December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Industry	First Lien Secured Debt	Second Lien Secured Debt	Equity	Joint Venture	Total	Percentage of Total Investments at Fair Value
Aerospace & Defense	$94,990	$-	$-	$-	$94,990	7.25%
Air Freight & Logistics	118,073	-	-	-	118,073	9.01%
Building Materials	13,933	-	-	-	13,933	1.06%
Commercial Services & Supplies	113,923	-	-	-	113,923	8.70%
Construction & Engineering	28,799	-	-	-	28,799	2.20%
Consumer Discretionary	2,992	-	-	-	2,992	0.23%
Containers & Packaging	13,782	-	-	-	13,782	1.05%
Electrical Equipment	102,711	-	-	-	102,711	7.84%
Health Care Equipment & Supplies	6,481	-	-	-	6,481	0.49%
Health Care Providers & Services	130,478	-	-	-	130,478	9.96%
Hotels, Restaurants & Leisure	16,225	-	-	-	16,225	1.24%
Insurance	2,762	-	-	-	2,762	0.21%
Investments in Joint Venture	-	-	-	61,606	61,606	4.70%
IT Services	172,138	-	-	-	172,138	13.15%
Life Sciences Tools & Services	13,312	-	-	-	13,312	1.02%
Machinery	34,269	-	-	-	34,269	2.62%
Personal Care Products	28,345	-	890	-	29,235	2.23%
Pharmaceuticals	46,461	-	-	-	46,461	3.55%
Professional Services	82,709	-	-	-	82,709	6.31%
Real Estate Management & Development	60,303	-	-	-	60,303	4.60%
Software	73,544	30,070	-	-	103,614	7.91%
Telecommunication Services	35,073	-	-	-	35,073	2.68%
Textiles, Apparel & Luxury Goods	26,059	-	-	-	26,059	1.99%
Total	$1,217,362	$30,070	$890	$61,606	$1,309,928	100%

Geography	Fair Value	Percentage of Total Investments at Fair Value
United States	$1,280,693	97.8%
United Kingdom	29,235	2.2
Total	$1,309,928	100.0%

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2026

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

March 31, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Cash and Cash Equivalents

The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and near maturity and that they present insignificant risk of changes in value because of changes in interest rates. Foreign currencies are deposits with the custodian that are maintained in a currency other than USD. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements, and other high-quality, short-term debt securities would qualify as cash equivalents.

Cash and cash equivalents are carried at cost, which approximates fair value. The cash and cash equivalents balance as of March 31, 2026 and December 31, 2025 was $67,747 and $120,437, respectively. The foreign currencies balance as of March 31, 2026 and December 31, 2025 was $141 and $330, respectively.

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

Fair Value Measurements

The Company follows guidance in ASC 820, Fair Value Measurement (“ASC 820”), where fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are determined within a framework that establishes a three-tier hierarchy which maximizes the use of observable market data and minimizes the use of unobservable inputs to establish a classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, such as the risk inherent in a particular valuation technique used to measure fair value using a pricing model and/or the risk inherent in the inputs for the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the information available. The inputs or methodology used for valuing assets or liabilities may not be an indication of the risks associated with investing in those assets or liabilities.

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

March 31, 2026

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
23

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

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

Payment-in-Kind (“PIK”) Income

The Company may have loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three months ended March 31, 2026 and March 31, 2025, there was $248 and $0, respectively, of  PIK income.

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

Non-Accrual Investments

Loans are generally placed on non-accrual status when, in management’s judgment, there is sufficient doubt that all or a portion of principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2026 and December 31, 2025, there were no loans on non-accrual status.

Organizational and Offering Costs

Organizational costs consist of costs incurred to establish the entity as a Delaware statutory trust and subsequent conversion to a BDC. Organizational costs are expensed as incurred.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

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

Income Taxes

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company reviews and evaluates tax positions in its major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. Based on this review, the Company has determined the major tax jurisdictions to be where the Company is organized, where the Company makes investments, and where the Company is located; however, no reserves for uncertain tax positions were recorded as of March 31, 2026 and as of December 31, 2025. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no tax liability or expense, including interest and penalties, has been recorded in the Consolidated Financial Statements. Generally, the Company’s U.S. federal, state, and local tax returns remain open for examination for a period of three to five years from when they are filed under varying statutes of limitations.

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

March 31, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Accounting Pronouncements

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

Segment Reporting

An operating segment is defined in ASC Topic 280 - Segment Reporting, as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available.

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

March 31, 2026

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

The following table presents a cumulative summary of the expense payments and reimbursement payments as of March 31, 2026.

For the Quarter Ended	Required Expense Payments by Adviser	Required Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
March 31, 2024	$232	$-	$232	March 31, 2027
June 30, 2024	832	-	832	June 30, 2027
September 30, 2024	572	-	572	September 30, 2027
December 31, 2024	949	-	949	December 31, 2027
March 31, 2025	353	-	353	March 31, 2028
June 30, 2025	280	-	280	June 30, 2028
September 30, 2025	680	-	680	September 30, 2028
December 31, 2025	2,424	-	2,424	December 31, 2028
March 31, 2026	135	-	135	March 31, 2029
Total	$6,457	$-	$6,457

Due to / Due From Affiliate

For the three months ended March 31, 2026 and March 31, 2025, in accordance with the Expense Support Agreement, the Required Expense Payments by the Adviser were $135 and $353, respectively, for certain expenses incurred. As of March 31, 2026 and December 31, 2025, $12 and $1,012, respectively, remains receivable from the Adviser and are included in Due from affiliate on the Consolidated Statements of Assets and Liabilities. As of March 31, 2026 and December 31, 2025, the Company had $270 and $2,157, respectively, of expenses which are owed to the Adviser, and are included in Due to affiliate on the Consolidated Statements of Assets and Liabilities.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Management fee

Prior to the BDC Election Date, the Company did not incur management fees. Following the BDC Election Date, the Company began to accrue management fees. The management fee is payable monthly in arrears at an annual rate of 1.00% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month, adjusted for any share issuances or repurchases during the applicable month. For purposes of the Advisory Agreement, net assets mean the Company’s total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP. For the three months ended March 31, 2026 and March 31, 2025, the Company incurred $1,629 and $432, in management fees, respectively, net of voluntary management fees waived. As of March 31, 2026 and December 31, 2025, $562 and $441 of management fees, respectively, were unpaid and are included in management fees payable on the Consolidated Statements of Assets and Liabilities.

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

Prior to the BDC Election Date, the Company did not incur incentive fees. Following the BDC Election Date, the Company began to accrue incentive fees. For the three months ended March 31, 2026 and March 31, 2025, income based incentive fees were $2,428 and $979, respectively. As of March 31, 2026 and December 31, 2025, $2,428 and $2,073, respectively, of income based incentive fees were unpaid and are included in Income incentive fees payable on the Consolidated Statements of Assets and Liabilities.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

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

Prior to the BDC Election Date, the Company did not incur incentive fees. Following the BDC Election Date, the Company began to accrue incentive fees. For the three months ended March 31, 2026 and March 31, 2025, the Company accrued capital gains based incentive fees of $0 and $44, respectively. The accrual for any capital gains incentive fees under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual. As of March 31, 2026 and December 31, 2025, there is no capital gains incentive fees payable on the Consolidated Statements of Assets and Liabilities.

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

Prior to the BDC Election Date, the Company did not incur administration fees. Following the BDC Election Date, the Company began to accrue administration fees. For the three months ended March 31, 2026 and March 31, 2025, the Company incurred $407 and $150, respectively, of administration fees, which are included in the accompanying Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, Administration fees payable was $140 and $110, respectively.

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

March 31, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(4)   INVESTMENTS

Fair Value Measurement and Disclosures

The following table shows the composition of the Company’s investment portfolio as of March 31, 2026, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First Lien Secured Debt	$1,328,502	$1,321,518	$-	$13,253	$1,308,265	$-
Second Lien Secured Debt	29,976	26,389	-	-	26,389	-
Investments in Equity	890	890	-	-	890	-
Investments in Joint Venture	64,625	64,209	-	-	-	64,209
Total Investments at Fair Value	$1,423,993	$1,413,006	$-	$13,253	$1,335,544	$64,209
(1)	In accordance with ASC 820, the Company’s investment in SBLA JV is measured using the net asset value (or its equivalent) as a practical expedient for fair value and has not been classified in the fair value hierarchy.

The following table shows the composition of the Company’s investment portfolio as of December 31, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
First Lien Secured Debt	$1,219,955	$1,217,362	$-	$13,933	$1,203,429	$-
Second Lien Secured Debt	29,951	30,070	-	-	30,070	-
Investments in Equity	890	890	-	-	890	-
Investments in Joint Venture	61,592	61,606	-	-	-	61,606
Total Investments at Fair Value	$1,312,388	$1,309,928	$-	$13,933	$1,234,389	$61,606

(1)	In accordance with ASC 820, the Company’s investment in SBLA JV is measured using the net asset value (or its equivalent) as a practical expedient for fair value and has not been classified in the fair value hierarchy.

The following table presents changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2026:

	For the three months ended March 31, 2026
	First Lien Secured Debt	Second Lien Secured Debt	Equity
Fair value, beginning of period	$1,203,429	$30,070	$890
Purchases	269,622	-	-
Payment-in-kind interest income capitalized	252	-	-
Sales and repayments	(163,038)	-	-
Net (amortization) accretion on investments	1,664	25	-
Net realized gains (losses) on investments	58	-	-
Net change in unrealized gains (losses) on investments	(3,722)	(3,706)	-
Transfers out of Level 3(1)	-	-	-
Transfers into Level 3(1)	-	-	-
Fair value, end of period	$1,308,265	$26,389	$890
Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2026	$(2,749)	$(3,706)	$-

(1)	For the three months ended March 31, 2026 there were no transfers out of/into Level 3.
30

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table presents changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2025:

For the three months ended March 31, 2025
First Lien Secured Debt
Fair value, beginning of period	$439,367
Purchases	151,409
Sales and repayments	(33,754)
Net (amortization) accretion on investments	676
Net realized gains (losses) on investments	12
Net change in unrealized gains (losses) on investments	256
Transfers out of Level 3(1)	-
Transfers into Level 3(1)	-
Fair value, end of period	$557,966
Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2025	$798

(1)	For the three months ended March 31, 2025 there were no transfers out of/into Level 3.

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of March 31, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, according to our valuation policy, we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2026, were as follows:

Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range	Weighted Average (1)
First Lien Secured Debt	$967,670	Income Approach	Discount Rate	7.71% - 11.94%	9.14%
First Lien Secured Debt	340,595	Market Approach	Transaction Price	n/a	n/a
Second Lien Secured Debt	26,389	Income Approach	Discount Rate	12.47% - 13.47%	12.97%
Investments in Equity	890	Market Approach	Transaction Price	n/a	n/a
Total Level 3 Investments	$1,335,544

The unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2025, were as follows:

Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range	Weighted Average (1)
First Lien Secured Debt	$876,531	Income Approach	Discount Rate	7.23% - 11.25%	8.72%
First Lien Secured Debt	326,898	Market Approach	Transaction Price	n/a	n/a
Second Lien Secured Debt	30,070	Income Approach	Discount Rate	9.94% - 10.44%	10.19%
Investments in Equity	890	Market Approach	Transaction Price	n/a	n/a
Total Level 3 Investments	$1,234,389

(1)	Weighted averages are calculated based on fair value of investments.

The significant unobservable input used in the market approach is the transaction price to acquire the position. There has been no change to the valuation based on the underlying assumptions used at the closing of such transaction. The significant unobservable inputs used in the income approach is the discount rate. The discount rate is used to discount the estimated future cash flows, which include both future principal and interest payments expected to be received from the underlying investment. An increase/decrease in the discount rate would result in a decrease/increase, respectively, in the fair value. There have been no material changes to the valuation approaches utilized during the three months ended March 31, 2026 or the year ended December 31, 2025.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

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

The Company and the JV partner have $140 million and $20 million, respectively, in total commitments to SBLA JV, with targeted member ownership interests of approximately 87.5% and 12.5%, respectively. The Company and the JV partner have equal voting rights with respect to the SBLA JV and the SBLA JV’s general partner. The SBLA JV will not be consolidated in the Company’s Consolidated Financial Statements. As of March 31, 2026 and December 31, 2025, the Company had $140 million and $140 million of commitments to the SBLA JV, respectively, of which $75.8 million and $78.4 million, respectively, were unfunded.

The following table presents the consolidated schedule of investments of the SBLA JV as of March 31, 2026:

SBLA Private Credit LLC

Consolidated Schedule of Investments

March 31, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
First Lien Secured Debt(4)(5)

Aerospace & Defense
Accel International Holdings Inc (Term Loan)	1M S + 4.50%	8.17%	4/26/2032	$12,000	$12,000	$12,000	16.35%
Unical Aviation Inc (Term Loan)	1M S + 3.75%	7.42%	10/31/2029	7,841	7,771	7,802	10.63
					19,771	19,802	26.98
Air Freight & Logistics
RJW Logistics Group, Inc (Term Loan)	3M S + 5.00%	8.70%	11/26/2031	12,000	11,899	11,865	16.17
					11,899	11,865	16.17
Automobile Components
ATCDT Corp (Term Loan)	1M S + 3.50%	7.27%	1/25/2028	13,623	13,523	13,538	18.45
					13,523	13,538	18.45
Beverages
King Juice (Term Loan)	3M S + 3.35%	7.02%	3/25/2027	1,038	1,033	1,038	1.41
King Juice (Revolver) (6)	3M S + 3.35%	7.02%	3/25/2027	794	781	794	1.08
					1,814	1,832	2.49
Commercial Services & Supplies
KDV Label (Term Loan)	3M S + 3.85%	7.52%	6/11/2026	8,243	8,229	8,170	11.13
KDV Label (Delayed Draw) (6)	3M S + 3.85%	7.52%	6/11/2026	541	539	511	0.70
Meridian Waste Acquisitions, LLC (Term Loan)	3M S + 3.38%	7.70%	8/30/2029	8,759	8,759	8,715	11.88
Meridian Waste Acquisitions, LLC (Delayed Draw) (6)	3M S + 3.75%	7.69%	8/30/2029	3,815	3,815	3,796	5.17
Meridian Waste Acquisitions, LLC (Revolver) (6)	3M S + 3.38%	7.21%	8/30/2029	1,066	1,066	1,057	1.44
					22,408	22,249	30.32
Construction & Engineering
Discovery Marketing And Distributing, LLC (Term Loan)	3M S + 4.00%	7.94%	8/10/2027	16,697	16,590	16,655	22.70
					16,590	16,655	22.70
32

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Containers & Packaging
Accord Buyer LLC (Term Loan)	1M S + 4.50%	8.27%	5/19/2028	$8,597	$8,535	$8,361	11.39%
Accord Buyer LLC (Term Loan) (6)	1M S + 4.50%	8.27%	5/19/2028	1,360	1,360	1,294	1.76
Schoeneck Containers, LLC (Term Loan)	1M S + 4.10%	7.88%	5/7/2028	9,096	9,096	9,073	12.36
Schoeneck Containers, LLC (Delayed Draw)	1M S + 4.10%	7.88%	5/7/2028	4,647	4,647	4,635	6.32
					23,638	23,363	31.83
Financial Services
Forge Borrower, LLC (Term Loan)	3M S + 4.50%	8.20%	1/31/2033	1,750	1,733	1,733	2.36
Trimont Holdings LLC (Term Loan)	3M S + 2.75%	6.45%	5/31/2027	25,200	25,042	24,948	34.00
					26,775	26,681	36.36
Health Care Equipment & Supplies
MGS Mfg. Group, Inc. (Term Loan)	1M S + 4.50%	8.27%	12/31/2028	10,024	10,024	9,937	13.54
MGS Mfg. Group, Inc. (Delayed Draw)	1M S + 4.50%	8.27%	12/31/2028	1,195	1,195	1,185	1.61
					11,219	11,122	15.15
Health Care Providers & Services
Falcon Parent Holdings Inc (Term Loan)	3MS + 5.50% (incl. 2.75% PIK)	9.17%	11/6/2031	5,967	5,891	5,855	7.98
					5,891	5,855	7.98
Industrials
Madison Safety & Flow LLC (Revolver) (6)	3M S + 2.50%	N/A	9/26/2029	-	-	-	-
					-	-	-
IT Services							-
BCM One, Inc. (Term Loan)	6M S + 4.50%	8.24%	11/17/2027	10,234	10,234	10,222	13.93
BCM One, Inc. (Delayed Draw)	1M S + 4.50%	8.27%	11/17/2027	1,567	1,567	1,565	2.13
					11,801	11,787	16.06
Leisure Products
Buffalo Games LLC (Term Loan)	1M S + 2.50%	6.27%	8/31/2027	1,717	1,717	1,717	2.34
					1,717	1,717	2.34
Life Sciences Tools & Services
TransnetYX, Inc (Term Loan)	3M S + 4.75%	8.45%	4/13/2027	8,575	8,575	8,575	11.69
					8,575	8,575	11.69
Machinery
Rental Equipment Investment Co. (Term Loan)	3M S + 4.50%	8.20%	10/8/2030	24,938	24,651	24,657	33.60
Seakeeper Technologies LLC (Term Loan)	3M S + 3.25%	6.92%	7/19/2027	17,971	17,859	17,926	24.43
					42,510	42,583	58.03
Professional Services
ComPsych Investment Corp. (Term Loan)	3M S + 4.75%	8.42%	7/22/2031	11,850	11,826	11,850	16.15
Investor Group Services LLC (Term Loan)	1M S + 3.25%	7.01%	10/21/2027	11,920	11,837	11,815	16.10
Vensure Employer Services Inc (Term Loan)	3M S + 5.00%	8.70%	9/29/2031	11,850	11,801	11,761	16.03
					35,464	35,426	48.28
Real Estate Management & Development
Royal Property Company Borrower LLC (Term Loan)	1M S + 3.75%	7.42%	2/2/2028	13,886	13,787	13,834	18.85
					13,787	13,834	18.85
33

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
Specialty Retail
Alliance Mobile Inc (Term Loan)	3M S + 3.50%	7.35%	8/1/2028	2,205	2,188	2,199	3.00
Alliance Mobile Inc (Term Loan)	3M S + 3.50%	7.35%	8/1/2028	14,639	14,589	14,602	19.90
Alliance Mobile Inc (Delayed Draw)	3M S + 3.50%	7.35%	8/1/2028	1,359	1,359	1,355	1.85
M&M Thrift Management Company LLC (Term Loan)	1M S + 2.25%	6.02%	12/1/2026	9,983	9,939	9,945	13.55
					28,075	28,101	38.30
Textiles, Apparel and Luxury Goods
Colorescience Inc (Term Loan)	3M S + 4.75%	8.45%	1/23/2032	15,103	14,955	14,952	20.38
					14,955	14,952	20.38
Total First Lien Secured Debt					$310,412	$309,937	422.36%
Total Investments at Fair Value					$310,412	$309,937	422.36%

(1)	Unless otherwise indicated, debt investments held by the SBLA JV are denominated in USD dollars and are income producing. All investments are pledged as collateral under a credit facility, unless otherwise indicated.

(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), which generally resets periodically. For each loan, the SBLA JV has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of March 31, 2026.

(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with U.S. GAAP.

(4)	Unless otherwise indicated, issuers of debt held by the SBLA JV are domiciled in the United States.

(5)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 -Investments”).

(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from the unfunded commitment being valued below par and/or unamortized fees, which are capitalized to the investment cost. As of March 31, 2026, the total unfunded loan commitment was approximately $14.2 million.
34

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following tables presents the consolidated schedule of investments of the SBLA JV as of December 31, 2025.

SBLA Private Credit LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
First Lien Secured Debt(4)(5)

Aerospace & Defense
Unical Aviation Inc (Term Loan)	1M S + 3.75%	7.47%	10/31/2029	$7,943	$7,869	$7,898	11.21%
					7,869	7,898	11.21

Air Freight & Logistics
RJW Logistics Group, Inc (Term Loan)	3M S + 5.00%	8.67%	11/26/2031	12,000	11,895	11,895	16.89
					11,895	11,895	16.89

Automobile Components
ATCDT Corp (Term Loan)	1M S + 3.50%	7.32%	1/25/2028	13,823	13,709	13,754	19.53
					13,709	13,754	19.53

Beverages
King Juice (Term Loan)	1M S + 4.35%	7.22%	3/25/2027	1,620	1,611	1,620	2.30
King Juice (Revolver) (6)	1M S + 4.35%	7.22%	3/25/2027	64	47	64	0.09
					1,658	1,684	2.39

Commercial Services & Supplies
KDV Label (Term Loan)	1M S + 3.85%	7.72%	4/30/2029	8,348	8,317	8,295	11.78
KDV Label (Delayed Draw) (6)	1M S + 3.85%	N/A	4/30/2029	-	(5)	(22)	(0.03)
Meridian Waste Acquisitions, LLC (Term Loan)	3M S + 3.38%	7.81%	8/30/2029	8,816	8,816	8,816	12.53
Meridian Waste Acquisitions, LLC (Delayed Draw) (6)	3M S + 3.38%	7.88%	8/30/2029	3,575	3,575	3,575	5.08
Meridian Waste Acquisitions, LLC (Revolver) (6)	3M P + 2.25%	9.00%	8/30/2029	977	977	977	1.39
					21,680	21,641	30.75

Construction & Engineering
Discovery Marketing And Distributing, LLC (Term Loan)	3M S + 4.00%	7.91%	8/10/2027	17,192	17,063	17,128	24.33
					17,063	17,128	24.33

Containers & Packaging
Accord Buyer LLC (Term Loan)	1M S + 4.50%	8.32%	5/19/2028	8,722	8,652	8,504	12.08
Accord Buyer LLC (Term Loan) (6)	1M S + 4.50%	8.32%	5/19/2028	1,377	1,377	1,317	1.87
					10,029	9,821	13.95

Financial Services
Trimont Holdings LLC (Term Loan)	1M S + 2.75%	6.47%	3/1/2030	25,900	25,704	25,641	36.42
					25,704	25,641	36.42

Health Care Equipment & Supplies
MGS MFG. Group, Inc. (Term Loan)	1M S + 4.50%	8.32%	5/31/2027	10,036	10,036	10,036	14.25
MGS MFG. Group, Inc. (Delayed Draw)	1M S + 4.50%	8.32%	5/31/2027	1,197	1,197	1,197	1.70
					11,233	11,233	15.95

Health Care Providers & Services
Falcon Parent Holdings Inc (Term Loan)	3M S + 5.00%	8.89%	11/6/2031	5,940	5,861	5,843	8.31
					5,861	5,843	8.31

Industrials
Fairbank Equipment (Term Loan)	3M S + 3.90%	7.72%	12/23/2026	9,060	8,981	8,992	12.77
Madison Safety & Flow LLC (Revolver) (6)	3M S + 2.75%	N/A	9/26/2029	-	-	-	-
					8,981	8,992	12.77

IT Services
BCM One, Inc. (Term Loan)	6M S + 4.50%	8.20%	11/17/2027	10,263	10,263	10,263	14.58
BCM One, Inc. (Delayed Draw)	6M S + 4.50%	8.80%	11/17/2027	1,571	1,571	1,571	2.23
					11,834	11,834	16.81
35

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
Leisure Products
Buffalo Games LLC (Term Loan)	1M S + 2.50%	6.32%	8/31/2027	$2,673	$2,673	$2,673	3.80%
					2,673	2,673	3.80

Life Sciences Tools & Services
TransnetYX, Inc (Term Loan)	3M S + 4.75%	8.42%	4/13/2027	9,931	9,931	9,931	14.11
					9,931	9,931	14.11

Machinery
Rental Equipment Investment Co. (Term Loan)	3M S + 4.50%	8.17%	10/8/2030	25,000	24,700	24,688	35.06
Seakeeper Technologies LLC (Term Loan)	3M S + 3.25%	7.09%	7/19/2027	17,971	17,838	17,903	25.43
					42,538	42,591	60.49

Professional Services
ComPsych Investment Corp. (Term Loan)	3M S + 4.75%	8.61%	7/22/2031	11,880	11,855	11,880	16.87
Investor Group Services LLC (Term Loan)	1M S + 3.25%	7.04%	10/21/2027	11,920	11,824	11,815	16.78
Vensure Employer Services Inc (Term Loan)	3M S + 5.00%	8.67%	9/29/2031	11,880	11,829	11,835	16.81
					35,508	35,530	50.46

Real Estate Management & Development
Royal Property Company Borrower LLC (Term Loan)	1M S + 3.75%	7.47%	2/2/2028	14,076	13,964	14,041	19.94
					13,964	14,041	19.94

Specialty Retail
Alliance Mobile Inc (Term Loan)	3M S + 3.50%	7.32%	8/1/2028	14,957	14,876	14,882	21.14
Alliance Mobile Inc (Term Loan)	3M S + 3.50%	7.32%	8/1/2028	2,251	2,232	2,240	3.18
Alliance Mobile Inc (Delayed Draw)	3M S + 3.50%	7.32%	8/1/2028	1,396	1,396	1,389	1.97
M&M Thrift Management Company LLC (Term Loan)	3M S + 2.25%	6.02%	12/1/2026	10,248	10,187	10,196	14.48
					28,691	28,707	40.77
Total First Lien Secured Debt					$280,821	$280,837	398.88%
Total Investments at Fair Value					$280,821	$280,837	398.88%

(1)	Unless otherwise indicated, debt investments held by the SBLA JV are denominated in USD dollars and are income producing. All investments are pledged as collateral under a credit facility, unless otherwise indicated.

(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), which generally resets periodically. For each loan, the SBLA JV has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of December 31, 2025.

(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with U.S. GAAP.

(4)	Unless otherwise indicated, issuers of debt held by the SBLA JV are domiciled in the United States.

(5)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 -Investments”).

(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from the unfunded commitment being valued below par and/or unamortized fees, which are capitalized to the investment cost. As of December 31, 2025 the total unfunded loan commitment was approximately $15.8 million.
36

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

SBLA Private Credit LLC

Consolidated Financial Statements

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table presents the consolidated statements of assets and liabilities information of the SBLA JV as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost $310,412 and $280,821, respectively)	$309,937	$280,837
Cash and cash equivalents	10,781	16,289
Interest receivable from non-controlled/non-affiliated investments	1,257	1,192
Total assets	$321,975	$298,318

LIABILITIES
Debt (net of deferred financing costs $2,454 and $2,600, respectively)	$242,346	$221,200
Interest payable	3,610	3,888
Distribution payable	2,075	2,304
Professional fees payable	274	211
Due to advisor	178	196
Administration fees payable	110	112
Total liabilities	$248,593	$227,911
MEMBERS’ EQUITY
Members’ equity	$73,382	$70,407
Total members’ equity	$73,382	$70,407
Total liabilities and members’ equity	$321,975	$298,318

The following table presents the consolidated statements of operations information of the SBLA JV for the three months ended March 31, 2026 and March 31, 2025:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Investment income
Non-controlled/non-affiliated investments:
Interest income	$6,072	$2,218
Fee income	44	(4)
Total investment income	$6,116	$2,214

Expenses
Interest expense	$3,764	$970
Professional fees	164	46
Interest and other debt expenses	-	158
Administration fees	109	-
Other general & administrative	3	-
Total expenses	$4,040	$1,174
Net expenses	$4,040	$1,174
Net investment income	$2,076	$1,040

Net realized and change in unrealized gain (loss)
Net change in unrealized gain (loss):
Non-controlled/non-affiliated investments	$(491)	$96
Net change in unrealized gain (loss)	$(491)	$96
Net realized and change in unrealized gain (loss)	$(491)	$96
Net increase (decrease) in net assets resulting from operations	$1,585	$1,136
37

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the SMBC Revolving Credit Facility accrue interest at a rate per annum equal to the relevant rate plus an applicable margin of (a) with respect to any ABR Loan, (i) 0.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 0.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount; (b) with respect to any Term Benchmark Loan, (i) 1.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 1.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount, and (c) with respect to any RFR Loans, (i) 1.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 1.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount. In addition, the Company will pay a non-usage fee of 0.375% on the average daily unused amount of the revolving commitments under the SMBC Revolving Credit Facility. Capitalized terms are as defined in the SMBC Credit Agreement. As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the SMBC Revolving Credit Facility.

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

The BofA ABL Credit Facility was amended as of October 2, 2025, which, among other things, reduced the applicable margin from a range of 1.60% to 1.85% per annum, subject to a floor of 1.80% per annum. As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the BofA ABL Credit Facility.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

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

Borrowings under the RBC ABL Credit Facility accrue interest at a rate per annum equal to the floating rate applicable to the currency of such borrowing (which, for U.S. dollar-denominated borrowings, is daily SOFR), plus an applicable margin ranging from 1.60% per annum to 2.00% per annum depending on the nature of the collateral securing the advances, subject to a floor of 0% per annum. In addition, PCF Financing 2 will pay a non-usage fee on the unused commitments under the facility equal to (i) during the first nine months after the Closing Date, $0.00; (ii) from the nine-month anniversary of the Closing Date to and including the Reinvestment Period End Date, (a) for each day during such period that the Advances Outstanding (as defined in the Loan Agreement) on such day are less than 50% of the Facility Amount (as defined in the Loan Agreement) on such day, an amount equal to the sum of the products for each such day during such period, of (I) one divided by 360, (II) 1.25%, and (III) the positive difference between (X) 50% of the Facility Amount minus (Y) the Advances Outstanding as of each such day; (b) for each day during such period that the Advances Outstanding on such day are greater than or equal to 50% but less than 75% of the Facility Amount on such day, an amount equal to the sum of the products for each such day during such period, of (I) one divided by 360, (II) 0.75%, and (III) the positive difference between (X) 75% of the Facility Amount minus (Y) the Advances Outstanding as of each such day; and (c) for each day during such period that the Advances Outstanding on such day are greater than or equal to 75% of the Facility Amount on such day, $0.00; and (iii) from the Reinvestment Period End Date to the termination date, $0.00. As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the RBC ABL Credit Facility.

The Company’s outstanding debt obligations were as follows:

	As of March 31, 2026
	Aggregate Borrowing Capacity	Outstanding Principal		Less Unamortized Deferred Financing Costs	Carrying Value per Consolidated Statement of Assets and Liabilities
SMBC Revolving Credit Facility	$325,000	$101,922	(1)	$2,696	$99,226
BofA ABL Credit Facility	450,000	409,860		3,221	406,639
RBC ABL Credit Facility	300,000	205,924	(2)	1,021	204,903
Total	$1,075,000	$717,706		$6,938	$710,768

(1)	Net of $254 in unrealized appreciation related to foreign currency translations
(2)	Net of $(570) in unrealized depreciation related to foreign currency translations

The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2026.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2026

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

(1)	Net of ($71) in unrealized depreciation related to foreign currency translations
(2)	Net of ($123) in unrealized depreciation related to foreign currency translations

The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2025.

The components of interest expense for the three months ended March 31, 2026, and March 31, 2025 were as follows:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Borrowing interest expense	$9,836	$5,069
Facility unused fee	258	258
Amortization of deferred financing costs	418	515
Total	$10,512	$5,842

The following table summarizes the average debt outstanding and the weighted average interest cost:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Combined weighted average interest rate (1)	5.57%	6.40%
Combined weighted average debt outstanding	$716,380	$321,314

(1)	Excludes facility unused fees and amortization of deferred financing costs.

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
March 31, 2026
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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2026 and December 31, 2025, the Company had $461,978 and $382,015, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans.

As of March 31, 2026 and December 31, 2025, $75.8 million and $78.4 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to the SBLA JV.

(7) SHAREHOLDERS’ CAPITAL

The following table summarizes the total Common Shares issued and proceeds received from the closings of the Company’s continuous private offerings that occurred for the three months ended March 31, 2026.

Date Received	Shares Issued	Proceeds Received
January 2, 2026	3,562,500	$89,490
February 2, 2026	1,899,681	47,644
March 2, 2026	536,078	13,348
Total	5,998,259	$150,482

The following table summarizes the total Common Shares issued and proceeds received from the closings of the Company’s continuous private offerings that occurred for the three months ended March 31, 2025.

Date Received	Shares Issued	Proceeds Received
February 3, 2025	1,782,884	$45,000
March 3, 2025	849,604	21,410
Total	2,632,488	$66,410

Distribution Reinvestment Plan

Shareholders of Common Shares, whose Common Shares are registered with State Street Bank and Trust Company (the “Agent”), will automatically be enrolled (the “Participants”) in the Company’s Dividend Reinvestment Plan (the “DRIP”). The Company will declare its income dividends or capital gains or other distributions (“Distributions”) payable in Common Shares, or, at the option of shareholders, in cash. Therefore, each Participant will have all Distributions, net of any applicable U.S. withholding taxes, on his or her Common Shares automatically reinvested (net of applicable withholding tax) in additional Common Shares, unless such Participant elects to receive such Distributions in cash by contacting the Agent. An election to receive cash may be revoked or reinstated at the election of the shareholder. On the payment date for a Distribution, the Agent shall receive newly issued Common Shares (“Additional Shares”), including fractions, from the Company for each Participant’s account. The number of Additional Shares to be credited shall be determined by dividing the dollar amount of the Distribution by the net asset value per Common Share on the payment date. The net asset value per Common Share on a particular date shall be the amount calculated on that date (or if not calculated on such date, the amount most recently calculated) by or on behalf of the Company in accordance with the Company’s current private placement memorandum. It is contemplated that the Company will pay dividends at least quarterly. If, for any reason beyond the control of the Agent, reinvestment of the Distributions cannot be completed within thirty (30) days after the applicable payment date for such Distribution, funds held by the Agent on behalf of a Participant will be distributed to that Participant.

The following table summarizes the Company’s distributions declared, paid and payable for the three months ended March 31, 2026:

Date Declared	Record Date	Payment Date	Per Share	Total Amount
January 23, 2026	January 31, 2026	February 25, 2026	$0.22	$5,413
February 24, 2026	February 28, 2026	March 26, 2026	0.22	5,838
March 23, 2026	March 31, 2026	April 29, 2026	0.22	5,966
Total				$17,217
41

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table summarizes the amounts received and Common Shares issued to shareholders who have participated in the DRIP for the three months ended March 31, 2026:

Payment Date	DRIP Shares Issued	Amount per share	DRIP Shares Value
January 28, 2026	24,693	$25.12	$620
February 25, 2026	32,946	25.08	827
March 26, 2026	34,298	24.90	854
Total	91,937		$2,301

The following table summarizes the Company’s distributions declared, paid and payable for the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Per Share	Total Amount
January 29, 2025	January 29, 2025	February 25, 2025	$0.25	$2,017
February 26, 2025	February 26, 2025	March 27, 2025	0.24	2,365
March 27, 2025	March 27, 2025	April 28, 2025	0.24	2,569
Total				$6,951

As of March 31, 2026 and as of December 31, 2025, Lord Abbett and certain registered investment companies and other pooled vehicles advised by Lord Abbett collectively own approximately 87% and 99%, respectively, of the Company. As of March 31, 2025, there was no DRIP activity.

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

On January 29, 2026, under the Company’s share repurchase program, the Company made a tender offer to purchase up to 934,781.32 Common Shares, which represents approximately 5% of the Company’s outstanding shares as of November 30, 2025. The tender offer was for cash at a price equal to the net asset value per share as of March 31, 2026. The offer expired at 11:59 P.M., Eastern Time, on February 27, 2026. No shares were validly tendered prior to the expiration of the offer.

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(8) CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the consolidated financial highlights for the three months ended March 31, 2026:

For the three months ended March 31, 2026

Per Share Data:(1)
Net asset value, beginning of period	$25.12
Net investment income (loss)	0.65
Net realized and unrealized gain (loss)(2)	(0.32)
Net increase (decrease) in net assets resulting from operations	0.33
Distributions declared from net investment income(3)	(0.66)
Total increase (decrease) in net assets	(0.33)
Net asset value, end of period	24.79
Common Shares outstanding at end of period	27,111,380
Total return based on net asset value(4)	1.3%
Ratio/Supplemental Data:
Net assets at end of period	$672,019
Ratio of expenses before expense reimbursement to average net asset value(5)	9.9%
Ratio of net expenses to average net asset value(5)	9.8%
Ratio of net investment income to average net asset value(5)	10.6%
Asset coverage ratio	194%
Portfolio Turnover	12%

(1)	Per share data has been derived based on the weighted average number of shares outstanding for the three months ended March 31, 2026.

(2)	Net unrealized and realized gain (loss) per share may not correlate to the aggregate of the net realized and unrealized gain (loss) in the Consolidated Statement of Operations, primarily due to the timing of the issuance of the Common Shares.

(3)	The tax character of distributions is determined based on the total amount of taxable income for the full tax year and cannot be confirmed until after the close of the tax year. Accordingly, the tax character of the Company’s distributions as denoted herein may be re-characterized later based on taxable income for the full tax year.

(4)	Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company’s dividend reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fees, if any. Total returns for periods of less than 1 year are not annualized.

(5)	Annualized for the three months ended March 31, 2026.
43

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following are the financial highlights for the three months ended March 31, 2025:

For the three months ended March 31, 2025

Per Share Data:
Net asset value, beginning of period	$25.22
Net investment income (loss)	0.72
Net realized and unrealized gain (loss)	0.03
Net increase (decrease) in net assets resulting from operations	0.75
Distributions declared from net investment income	(0.73)
Total increase (decrease) in net assets	0.02
Net asset value, end of period	25.24
Common Shares outstanding at end of period	10,703,394
Total return based on net asset value(1)	2.97%
Ratio/Supplemental Data:
Net assets at end of period	$270,161
Ratio of expenses before waivers and reimbursement to average net asset value(2)	13.75%
Ratio of net expenses to average net asset value(2)	13.15%
Ratio of net investment income to average net asset value(2)	11.50%
Portfolio Turnover	6.01%

(1)	Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company’s dividend reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fees, if any.

(2)	Annualized for the three months ended March 31, 2025.

(9) SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the Consolidated Financial Statements were issued. There have been no subsequent events that require recognition or disclosure through the date the Consolidated Financial Statements were issued, except as disclosed below.

Distributions

On April 20, 2026, the Company declared a distribution of approximately $0.22 per share to shareholders of record as of April 30, 2026 to be paid on or about May 29, 2026.

Subscriptions

On April 1, 2026, the Company issued and sold approximately 1,752,181 Common Shares for an aggregate offering price of approximately $43.4 million, reflecting a purchase price of $24.79 per Common Share.

The Company received approximately $2.5 million of net proceeds relating to the issuance of Common Shares for subscriptions effective May 1, 2026.

Credit Facility Amendment

On April 23, 2026, PCF Financing 2 entered into the Amendment No. 1 (“First Amendment”) to the Loan Agreement by and among PCF Financing 2, as borrower, the Company, as collateral manager, Royal Bank of Canada (“RBC”) as administrative agent, each of the lenders from time to time party thereto, and Computershare Trust Company, N.A., as collateral agent and collateral custodian. The First Amendment provides for, among other things, an increase to the Commitments from $300 million to $400 million.

Share Repurchases

On April 30, 2026, under the Company’s share repurchase program, the Company made a tender offer to purchase up to 1,327,050.25 Common Shares, which represents approximately 5% of the Company’s outstanding shares as of February 28, 2026. The tender offer is for cash at a price equal to the net asset value per share as of June 30, 2026. The offer will expire at 11:59 P.M., Eastern Time, on May 29, 2026.

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

The following table presents a cumulative summary of the expense payments and reimbursement payments since the Company’s commencement of operations:

For the Quarter Ended	Required Expense Payments by Adviser	Required Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
March 31, 2024	$232	$-	$232	March 31, 2027
June 30, 2024	832	-	832	June 30, 2027
September 30, 2024	572	-	572	September 30, 2027
December 31, 2024	949	-	949	December 31, 2027
March 31, 2025	353	-	353	March 31, 2028
June 30, 2025	280	-	280	June 30, 2028
September 30, 2025	680	-	680	September 30, 2028
December 31, 2025	2,424	-	2,424	December 31, 2028
March 31, 2026	135	-	135	March 31, 2029
Total	$6,457	$-	$6,457

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio is presented below:

	As of March 31, 2026			As of December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Secured Debt	$1,328,502	$1,321,518	93%	$1,219,955	$1,217,362	93%
Second Lien Secured Debt	29,976	26,389	2	29,951	30,070	2
Equity	890	890	-(a)	890	890	-(a)
Investments in Joint Venture	64,625	64,209	5	61,592	61,606	5
Total Investments at Fair value	$1,423,993	$1,413,006	100%	$1,312,388	$1,309,928	100%

(a)	Amount is less than 1%

Our debt portfolio displayed the following characteristics of each of our investments:

	March 31, 2026	December 31, 2025
Number of portfolio companies(1)	51	45
Percentage of performing debt bearing a floating rate	100%	100%
Percentage of performing debt bearing a fixed rate	0%	0%
Percentage of our total portfolio on non-accrual	0%	0%

(1)	Does not include trades open as of March 31, 2026 but not yet settled.

The following table presents information concerning portfolio companies to which the Company has made loans:

Portfolio Company Metrics(1):
Median 12-month EBITDA:	$84 million
Weighted average net leverage:	4.9x(2)(3)
Weighted average loan to value:	43%(2)(4)
Weighted average interest coverage:	2.3x(2)(5)
Weighted average yield on debt investments, at cost:	9.4%(6)

(1)	Amounts were derived from the most recently available financial statements provided by portfolio companies which have not been independently verified by us and may reflect a normalized or adjusted amount. Such amounts have not been independently estimated by us, and accordingly, we take no responsibility for such numbers and make no representation or warranty in respect of this information.
(2)	Weighted average metrics are calculated as a percentage of funded par value of debt investments.
(3)	Net leverage is the ratio of total senior debt minus cash divided by EBITDA and taking into account leverage through the tranche to which the Company is a lender.
(4)	Calculated using total senior debt minus cash divided by total enterprise value estimated by the private equity sponsor or market comparables and taking into account leverage through the tranche to which the Company is a lender.
(5)	Interest coverage for a particular portfolio company is calculated by taking EBITDA and dividing by annualized latest reported interest expense.
47

(6)	Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, plus the annual unused fees, as applicable on debt securities divided by (b) total debt investments at par value included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.

Investment Activity

Our investment activity is presented below:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Investment Activity
Investments, beginning of period	$1,309,928	$472,675
New investments purchased	272,656	151,409
Payment-in-kind interest income capitalized	252	-
Investments sold or repaid	(163,074)	(33,754)
Net accretion of discount on investments	1,713	676
Net realized gain (loss) on investments	64	12
Net change in unrealized appreciation/(depreciation)	(8,533)	256
Investments, end of period	$1,413,006	$591,274

Portfolio Companies
Portfolio Companies Beginning Period	45	22
Number of new investment commitments in portfolio companies(1)	8	5
Number of investment commitments exited or fully repaid	2	1
Number of Portfolio Companies at period end(1)	51	26
Count of investments(1)	52	27
Count of industries	26	16

(1)	Does not include trades open as of March 31, 2026 but not yet settled.

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Total investment income	$32,691	$14,425
Less: Net expenses	15,696	7,617
Net investment income before taxes	16,995	6,808
Net investment income after taxes	16,995	6,808
Net change in unrealized appreciation (depreciation)	(8,653)	343
Net realized gain (loss)	64	12
Net increase (decrease) in net assets resulting from operations	$8,406	$7,163

Investment Income

For the three months ended March 31, 2026, total investment income increased to $32.7 million from $14.4 million for the same period in the prior year, primarily driven by deployment of capital, interest income from our investments, and change in invested balance. The size of our investment portfolio at fair value increased to $1.4 billion at March 31, 2026 from $591 million at March 31, 2025. We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments, and changes in interest rates. The composition of our investment income for the three months ended March 31, 2026 and for the three months ended March 31, 2025 was as follows (dollars in thousands):

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Investment income:
Non-controlled/non-affiliated investments:
Interest income	$29,955	$12,917
Payment-in-kind interest income	248	-
Fee income	672	597
Controlled/affiliated investments:
Dividend income	1,816	911
Total Investment Income	$32,691	$14,425
48

Expenses:

Expenses were as follows:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Expenses:
Interest expense	$10,512	$5,842
Income incentive fees	2,428	979
Management fees	1,629	602
Professional fees	667	421
Administration fees	407	150
Other general & administrative	188	71
Capital gains incentive fees	-	44
Amortization of offering costs	-	31
Total expenses	$15,831	$8,140
Expense reimbursement	(135)	(353)
Management fees waived	-	(170)
Net expenses	$15,696	$7,617

Total expenses before expense support for the three months ended March 31, 2026, consisted primarily of interest and debt financing expenses incurred in connection with our borrowings, accounting and reporting fees, and legal. We anticipate expenses to continue to grow consistent with capital deployment and borrowings over time.

Interest and Other Financing Expenses

Interest expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs for the three months ended March 31, 2026 and for the three months ended March 31, 2025 were $10,512 and $5,842, respectively. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three months ended March 31, 2026 and for the three months ended March 31, 2025, was 5.57% and 6.40%, respectively. For the three months ended March 31, 2026, interest and other debt expenses increased, primarily driven by the increase in the size of our portfolio and corresponding increase in our debt facility usage.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

Net realized gain (loss) and unrealized gain (loss) on investments were as follows:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$58	$12
Foreign currency transactions	6	-
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(8,223)	256
Controlled/affiliated investments	(430)	87
Net realized and unrealized gain (loss)	$(8,589)	$355

For the three months ended March 31, 2026 and for the three months ended March 31, 2025, net change in unrealized appreciation on our investments was $(8,653) and $343, respectively, which was primarily the result of the changes in spreads in the primary and secondary markets.

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

Our primary use of cash is investments in portfolio companies, payments of our expenses, funding repurchases under our share repurchase program and payment of cash distributions to our shareholders. Details of our credit facilities are described in “Item 1: Consolidated Financial Statements --Notes to Consolidated Financial Statements --Note 5. Debt.” The average debt-to-equity leverage ratio during the period 12/31/2025 - 03/31/2026 was approximately 1.10x. We may also, from time to time, enter into new credit facilities, increase the size of existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

Unregistered Sales of Equity Securities

The following table summarizes the total Common Shares issued and proceeds received from the closings of the Company’s continuous private offerings that occurred for the three months ended March 31, 2026.

Date Received	Shares Issued	Proceeds Received
January 2, 2026	3,562,500	$89,490
February 2, 2026	1,899,681	47,644
March 2, 2026	536,078	13,348
Total	5,998,259	$150,482

The following table summarizes the total Common Shares issued and proceeds received from the closings of the Company’s continuous private offerings that occurred for the three months ended March 31, 2025.

Date Received	Shares Issued	Proceeds Received
February 3, 2025	1,782,884	$45,000
March 3, 2025	849,604	21,410
Total	2,632,488	$66,410

The following table summarizes the Company’s distributions declared, paid and payable for the three months ended March 31, 2026:

Date Declared	Record Date	Payment Date	Per Share	Total Amount

January 23, 2026	January 31, 2026	February 25, 2026	$0.22	$5,413
February 24, 2026	February 28, 2026	March 26, 2026	0.22	5,838
March 23, 2026	March 31, 2026	April 29, 2026	0.22	5,966
Total				$17,217

The following table summarizes the Company’s distributions declared, paid and payable for the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Per Share	Total Amount

January 29, 2025	January 29, 2025	February 25, 2025	$0.25	$2,017
February 26, 2025	February 26, 2025	March 27, 2025	0.24	2,365
March 27, 2025	March 27, 2025	April 28, 2025	0.24	2,569
Total				$6,951
50

Dividend Reinvestment Plan

Shareholders of Common Shares, whose Common Shares are registered with State Street Bank and Trust Company (the “Agent”), will automatically be enrolled (the “Participants”) in the Company’s Dividend Reinvestment Plan (the “DRIP”). The Company will declare its income dividends or capital gains or other distributions (“Distributions”) payable in Common Shares, or, at the option of shareholders, in cash. Therefore, each Participant will have all Distributions, net of any applicable U.S. withholding taxes, on his or her Common Shares automatically reinvested (net of applicable withholding tax) in additional Common Shares, unless such Participant elects to receive such Distributions in cash by contacting the Agent. An election to receive cash may be revoked or reinstated at the election of the shareholder. On the payment date for a Distribution, the Agent shall receive newly issued Common Shares (“Additional Shares”), including fractions, from the Company for each Participant’s account. The number of Additional Shares to be credited shall be determined by dividing the dollar amount of the Distribution by the net asset value per Common Share on the payment date. The net asset value per Common Share on a particular date shall be the amount calculated on that date (or if not calculated on such date, the amount most recently calculated) by or on behalf of the Company in accordance with the Company’s current private placement memorandum. It is contemplated that the Company will pay dividends at least quarterly. If, for any reason beyond the control of the Agent, reinvestment of the Distributions cannot be completed within thirty (30) days after the applicable payment date for such Distribution, funds held by the Agent on behalf of a Participant will be distributed to that Participant.

The following table summarizes the amounts received and Common Shares issued to shareholders who have participated in the DRIP for the three months ended March 31, 2026:

Payment Date	DRIP Shares Issued	Amount per share	DRIP Shares Value
January 28, 2026	24,693	$25.12	$620
February 25, 2026	32,946	25.08	827
March 26, 2026	34,298	24.90	854
Total	91,937		$2,301

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

On January 29, 2026, under the Company’s share repurchase program, the Company made a tender offer to purchase up to 934,781.32 Common Shares, which represents approximately 5% of the Company’s outstanding shares as of November 30, 2025. The tender offer was for cash at a price equal to the net asset value per share as of March 31, 2026. The offer expired at 11:59 P.M., Eastern Time, on February 27, 2026. No shares were validly tendered prior to the expiration of the offer.

Debt

The Company’s outstanding debt obligations were as follows:

	As of March 31, 2026
	Aggregate Principal Committed	Outstanding Principal		Less Unamortized Deferred Financing Cost	Carrying Value per Consolidated Statement of Assets and Liabilities
SMBC Revolving Credit Facility	$325,000	$101,922	(1)	$2,696	$99,226
BofA ABL Credit Facility	450,000	409,860		3,221	406,639
RBC ABL Credit Facility	300,000	205,924	(2)	1,021	204,903
Total	$1,075,000	$717,706		$6,938	$710,768

(1)	Net of $254 in unrealized appreciation related to foreign currency translations
(2)	Net of ($570) in unrealized depreciation related to foreign currency translations

	As of December 31, 2025
	Aggregate Principal Committed	Outstanding Principal		Less Unamortized Deferred Financing Cost	Carrying Value per Consolidated Statement of Assets and Liabilities
SMBC Revolving Credit Facility	$325,000	$226,248	(1)	$2,879	$223,369
BofA ABL Credit Facility	450,000	406,300		2,298	404,002
RBC ABL Credit Facility	300,000	170,402	(2)	723	169,679
Total	$1,075,000	$802,950		$5,900	$797,050

(1)	Net of ($71) in unrealized depreciation related to foreign currency translations
(2)	Net of ($123) in unrealized depreciation related to foreign currency translations

RECENT DEVELOPMENTS

Refer to Note 9 – Subsequent Events to our Consolidated Financial Statements included in this Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion of our expected operating plans is based upon our expected financial statements, which will be prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements will require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we will describe our critical accounting policies in the notes to our future financial statements.

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

As of March 31, 2026, approximately 100.0% of our debt investments were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2026, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of March 31, 2026):

	Interest Income	Interest Expense	Net Income
Up 100 basis points	$13,734	$7,178	$6,556
Up 50 basis points	6,867	3,589	3,278
Down 50 basis points	(6,867)	(3,589)	(3,278)
Down 100 basis points	(13,734)	(7,178)	(6,556)
Down 200 basis points	(27,468)	(14,356)	(13,112)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 7 - Shareholders’ Capital” in this Report for the issuance of Common Shares for the three months ended March 31, 2026. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits and Financial Statement Schedules

(a) Exhibits

The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1*	Certificate of Trust
3.2*	Amended and Restated Declaration of Trust
3.3*	Bylaws
10.1**	First Amendment, dated April 23, 2026, to Loan and Security Agreement, dated December 1, 2025, by and among Lord Abbett Private Credit Fund, as collateral manager, Lord Abbett PCF Financing 2 LLC, as borrower, Royal Bank of Canada, as administrative agent and a lender, and Computershare Trust Company, N.A., as collateral agent and collateral custodian.
31.1***	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
55

31.2***	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1****	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2****	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH***	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104***	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56673) filed on October 4, 2024.
**	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2026.
***	Filed herewith
****	Furnished herewith
56

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lord Abbett Private Credit Fund

Date: May 14, 2026	/s/ Stephan Kuppenheimer
Stephan Kuppenheimer Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2026	/s/ Salvatore Dona
Salvatore Dona

Chief Financial Officer and Treasurer (Principal Financial Officer)
57