Form 10-Q
period 2026-06-30
Lord Abbett Private Credit Fund
filed 2026-08-13
CIK 2008748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026, the registrant had 29,911,413 shares of common stock, $0.01 par value per share, outstanding.

Lord Abbett Private Credit Fund

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2026

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

Lord Abbett Private Credit Fund

Consolidated Statements of Assets and Liabilities (Unaudited)
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

	June 30, 2026	December 31, 2025
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost $1,495,632 and $1,250,796, respectively)	$1,486,890	$1,248,322
Controlled/affiliated investments (cost $77,101 and $61,592, respectively)	76,767	61,606
Total investments at fair value (cost $1,572,733 and $1,312,388, respectively)	$1,563,657	$1,309,928
Cash and cash equivalents	93,273	120,437
Foreign currencies (cost $783 and $328, respectively)	762	330
Interest receivable from non-controlled/non-affiliated investments	9,890	5,088
Dividend receivable from controlled/affiliated investments	2,187	2,016
Receivable for investments sold	302	14,927
Due from adviser	292	1,012
Other assets	1	16
Total assets	$1,670,364	$1,453,754

LIABILITIES
Debt (net of deferred financing costs $7,812 and $5,900, respectively) (Note 5)	$901,720	$797,050
Subscriptions received in advance (Note 9)	10,325	89,530
Interest payable	10,313	6,996
Distribution payable	6,509	4,625
Payable for fund shares repurchased (Note 7)	3,468	—
Income incentive fees payable (Note 3)	2,781	2,073
Professional fees payable	1,793	993
Management fees payable (Note 3)	608	441
Due to adviser	439	2,157
Administration fees payable (Note 3)	152	110
Accrued expenses and other liabilities	127	139
Payable for investments purchased	—	21,593
Total liabilities	$938,235	$925,707
Total net assets	$732,129	$528,047
Commitments and contingencies (Note 6)
NET ASSETS
Common shares, $0.01 par value (29,446,002 and 21,021,184 shares issued and outstanding, respectively, unlimited number of authorized shares)	$294	$210
Paid in capital in excess of par value	738,923	528,362
Total distributable earnings (accumulated loss)	(7,088)	(525)
Total net assets	$732,129	$528,047
Total liabilities and net assets	$1,670,364	$1,453,754
Net asset value per share	$24.86	$25.12

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund

Consolidated Statements of Operations (Unaudited)

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Investment income
Non-controlled/non-affiliated investments:
Interest income	$33,168	$16,517	$63,123	$29,434
Payment-in-kind interest income	251	—	499	—
Fee income	1,224	649	1,896	1,246
Controlled/affiliated investments:
Dividend income	2,187	1,053	4,003	1,964
Total investment income	$36,830	$18,219	$69,521	$32,644

Expenses
Interest expense	$11,554	$7,146	$22,066	$12,988
Income incentive fees (Note 3)	2,781	1,222	5,209	2,201
Management fees (Note 3)	1,808	764	3,437	1,366
Professional fees	725	523	1,392	944
Administration fees (Note 3)	452	192	859	342
Other general & administrative	328	67	516	137
Amortization of offering costs	—	31	—	62
Capital gains incentive fees (Note 3)	—	(79)	—	(35)
Total expenses	$17,648	$9,866	$33,479	$18,005
Expense reimbursement (Note 3)	$(292)	$(280)	$(427)	$(632)
Management fees waived (Note 3)	—	—	—	(170)
Net expenses	$17,356	$9,586	$33,052	$17,203
Net investment income (loss)	$19,474	$8,633	$36,469	$15,441

Net realized gain (loss) and change in unrealized appreciation (depreciation):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$23	$(12)	$81	$—
Foreign currency transactions	(4)	—	2	—
Net realized gain (loss)	$19	$(12)	$83	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$1,991	$(994)	$(6,232)	$(738)
Controlled/affiliated investments	82	12	(348)	99
Net change in unrealized appreciation (depreciation)	$2,073	$(982)	$(6,580)	$(639)
Net realized gain (loss) and change in unrealized appreciation (depreciation)	$2,092	$(994)	$(6,497)	$(639)
Net increase (decrease) in net assets resulting from operations	$21,566	$7,639	$29,972	$14,802

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund

Consolidated Statements of Changes in Net Assets (Unaudited)
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$19,474	$8,633	$36,469	$15,441
Net realized gain (loss)	19	(12)	83	—
Net change in unrealized appreciation (depreciation)	2,073	(982)	(6,580)	(639)
Net increase (decrease) in net assets resulting from operations	$21,566	$7,639	$29,972	$14,802

Distributions to common shareholders:
Distributions from net investment income	$(19,317)	$(8,621)	$(36,534)	$(15,572)
Net decrease in net assets resulting from distributions	$(19,317)	$(8,621)	$(36,534)	$(15,572)

Capital share transactions:
Proceeds from shares sold	$58,584	$63,378	$209,066	$129,788
Distributions reinvested	2,745	258	5,046	258
Repurchase of common shares	(3,468)	—	(3,468)	—
Net increase (decrease) from capital share transactions	$57,861	$63,636	$210,644	$130,046
Total increase (decrease) in net assets	$60,110	$62,654	$204,082	$129,276
Net assets, beginning of period	$672,019	$270,161	$528,047	$203,539
Net assets, end of period	$732,129	$332,815	$732,129	$332,815

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund

Consolidated Statements of Cash Flows (Unaudited)

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$29,972	$14,802
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	(83)	—
Net change in unrealized (appreciation) depreciation	6,580	639
Purchases of investments	(613,684)	(424,030)
Payment-in-kind interest income capitalized	(499)	—
Proceeds from sales and principal repayments	357,038	40,234
Net amortization (accretion) on investments	(3,117)	(1,105)
Amortization of deferred financing costs	882	753
Amortization of deferred offering costs	—	62
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(4,802)	(240)
Dividend receivable from controlled/affiliated investments	(171)	(1,066)
Receivable for investments sold	14,625	(113)
Due from adviser	720	382
Other assets	15	1
Interest payable	3,317	1,656
Income incentive fees payable	708	509
Professional fees payable	800	(124)
Management fees payable	167	277
Due to adviser	(1,718)	(1,197)
Administration fees payable	42	162
Accrued expenses and other liabilities	(12)	(28)
Payable for investments purchased	(21,593)	—
Capital gains incentive fees payable	—	(36)
Net cash provided by (used in) operating activities	$(230,813)	$(368,462)

Cash flows from financing activities:
Borrowings of debt	749,000	546,418
Repayments of debt	(642,365)	(399,500)
Subscriptions received in advance	10,325	—
Proceeds from shares sold	119,536	129,788
Repurchase of common shares, net of payable for fund shares repurchased	—	—
Income distributions to common shareholders, net of distributions payable and reinvested	(29,604)	(12,270)
Deferred financing costs paid	(2,811)	(1,959)
Net cash provided by (used in) financing activities	$204,081	$262,477
Net increase (decrease) in cash, cash equivalents and foreign currencies	(26,732)	(105,985)
Cash, cash equivalents and foreign currencies at beginning of period	120,767	113,767
Cash, Cash Equivalents and Foreign Currencies at the End of Period	$94,035	$7,782

Supplemental cash flow information
Interest paid during the period	$17,867	$10,579
Reinvestment of distributions during the period	$5,046	$258
Payment-in-kind interest income	$499	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund

Consolidated Schedules of Investments (Unaudited)
June 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Secured Debt(4)(6)

Aerospace & Defense
AA&D Midco Inc (Term Loan)	3M S + 4.75%	8.48%	11/29/2030	$37,612	$37,330	$37,612	5.14%
AA&D Midco Inc (Delayed Draw 2024)	3M S + 4.75%	8.40%	11/29/2030	4,158	4,127	4,158	0.57
AA&D Midco Inc (Revolver) (7)	3M S + 4.75%	N/A	11/29/2030	—	(64)	—	—
Accel International Holdings Inc (Term Loan)	1M S + 4.25%	7.89%	4/26/2032	568	565	568	0.08
Accel International Holdings Inc (Revolver) (7)	1M S + 4.25%	7.89%	4/26/2032	432	423	432	0.06
Advanced Integration Technology LP (Term Loan)	3M S + 5.75%	9.42%	3/28/2033	40,737	40,333	40,333	5.50
Electro Methods (Term Loan)	3M S + 4.50%	8.14%	2/23/2032	29,248	28,880	29,212	3.99
Electro Methods (Revolver) (7)	3M S + 4.50%	N/A	2/23/2032	—	(86)	(9)	—
International Aerospace Coatings Holdings LP (Term Loan) (5)	3M S + 5.25%	8.98%	5/1/2033	28,647	28,206	28,206	3.85
International Aerospace Coatings Holdings LP (Delayed Draw) (5)(7)	3M S + 5.25%	8.98%	5/1/2033	1,276	1,242	1,242	0.17
					140,956	141,754	19.36
Air Freight & Logistics
Auctane, Inc. (6th Amendment Incremental Term Loan 2026)	3M S + 5.75%	9.42%	6/1/2033	51,532	50,766	50,766	6.93
eShipping LLC (Term Loan)	3M S + 4.50%	8.23%	12/23/2032	32,960	32,805	32,795	4.48
eShipping LLC (Delayed Draw) (7)	3M S + 4.50%	N/A	12/23/2032	—	(29)	(62)	(0.01)
eShipping LLC (Revolver) (7)	3M S + 4.50%	N/A	12/23/2032	—	(29)	(31)	—
ICAT Intermediate Holdings LLC (Term Loan)	1M S + 6.25%	9.89%	3/1/2029	27,370	27,039	26,959	3.68
ICAT Intermediate Holdings LLC (Delayed Draw) (7)	1M S + 6.25%	9.89%	3/1/2029	7,563	7,436	7,356	1.00
ICAT Intermediate Holdings LLC (Delayed Draw 2026 5th Amendment) (7)	1M S + 6.25%	N/A	3/1/2029	—	(114)	(119)	(0.02)
ICAT Intermediate Holdings LLC (Revolver) (7)	1M S + 6.25%	N/A	3/1/2029	—	(25)	(31)	—
RJW Logistics Group, Inc (Term Loan 2024)	3M S + 5.00%	8.73%	11/26/2031	34,633	34,347	34,200	4.67
RJW Logistics Group, Inc (Term Loan 2025)	3M S + 5.00%	8.73%	11/26/2031	17,101	16,945	16,888	2.31
RJW Logistics Group, Inc (Delayed Draw 2024) (7)	3M S + 5.00%	8.67%	11/26/2031	2,945	2,932	2,902	0.40
RJW Logistics Group, Inc (Delayed Draw 2025) (7)	3M S + 5.00%	N/A	11/26/2031	—	(13)	(36)	—
					172,060	171,587	23.44
Building Materials
CP Atlas Buyer, Inc. (Term Loan) (10)	1M S + 5.25%	8.89%	7/8/2030	14,292	13,820	12,605	1.72
					13,820	12,605	1.72
Commercial Services & Supplies
Ambient Enterprises Holdco LLC, (Term Loan 2024)	3M S + 5.50%	9.23%	6/28/2030	6,909	6,853	6,788	0.93
Ambient Enterprises Holdco LLC, (Term Loan 2025 2nd Amendment)	3M S + 5.50%	9.23%	6/28/2030	381	375	374	0.05
Ambient Enterprises Holdco LLC, (Term Loan 2025 3rd Amendment)	3M S + 5.50%	9.23%	6/28/2030	309	305	304	0.04
Ambient Enterprises Holdco LLC, (Delayed Draw 2024)	3M S + 5.50%	9.23%	6/28/2030	422	419	415	0.06
Ambient Enterprises Holdco LLC, (Delayed Draw 2025 Term Loan B)	3M S + 5.50%	9.23%	6/28/2030	652	647	640	0.09
Ambient Enterprises Holdco LLC, (Delayed Draw 2025 Term Loan C) (7)	3M S + 5.50%	9.23%	6/28/2030	249	245	240	0.03
Ambient Enterprises Holdco LLC, (Delayed Draw 2026 Term Loan D) (7)	3M S + 5.50%	N/A	6/28/2030	—	(4)	(5)	—
Cards-Live Oak Holdings, Inc. (Term Loan)	3M S + 4.75%	8.48%	10/21/2032	17,935	17,854	17,823	2.44
Cards-Live Oak Holdings, Inc. (Delayed Draw) (7)	3M S + 4.75%	8.48%	10/21/2032	4,686	4,649	4,641	0.63
Cards-Live Oak Holdings, Inc. (Revolver) (7)	3M S + 4.75%	8.48%	10/21/2032	2,031	2,016	2,010	0.27
JFL-Atomic AcquisitionCo, Inc. (Term Loan)	3M S + 4.75%	8.39%	2/20/2031	45,988	45,412	45,357	6.20
JFL-Atomic AcquisitionCo, Inc. (Delayed Draw) (7)	3M S + 4.75%	8.48%	2/20/2031	10,371	10,184	10,096	1.38
JFL-Atomic AcquisitionCo, Inc. (Revolver) (7)	1M S + 4.75%	8.39%	2/20/2031	1,452	1,383	1,366	0.19
Pearl Acquisition Buyer, Inc. (Term Loan)	3M S + 4.50%	8.23%	12/31/2032	34,320	34,162	34,149	4.67
Pearl Acquisition Buyer, Inc. (Delayed Draw) (7)	3M S + 4.50%	N/A	12/31/2032	—	(23)	(49)	(0.01)
Pearl Acquisition Buyer, Inc. (Revolver) (7)	3M S + 4.50%	8.23%	12/31/2032	1,126	1,107	1,105	0.15
					125,584	125,254	17.12
Construction & Engineering
Accelevation LLC (4th Amendment Term Loan 2026)	1M S + 5.25%	8.90%	1/2/2031	24,882	24,508	24,508	3.35
NDT Global Holding Inc. (Delayed Draw) (5)(7)	1M S + 4.50%	N/A	6/4/2032	—	(99)	(154)	(0.02)
					24,409	24,354	3.33
Containers & Packaging
Schoeneck Containers, LLC (Revolver) (7)	1M S + 4.10%	7.86%	5/7/2028	1,466	1,466	1,466	0.20
					1,466	1,466	0.20
Electrical Equipment
AMP Purchaser, LLC (Term Loan)	3M S + 4.50%	8.23%	4/1/2033	21,478	21,374	21,371	2.92
AMP Purchaser, LLC (Revolver) (7)	3M S + 4.50%	N/A	4/1/2033	—	(13)	(14)	—
Centaur Holdings III LLC (Term Loan)	3M S + 4.50%	8.23%	9/5/2031	33,896	33,591	33,896	4.63
Centaur Holdings III LLC (Delayed Draw) (7)	3M S + 4.50%	8.23%	9/5/2031	2,091	2,059	2,091	0.29
Centaur Holdings III LLC (Revolver) (7)	3M S + 4.50%	8.23%	9/5/2031	1,258	1,221	1,258	0.17
Maverick Power, LLC (Term Loan)	3M S + 5.00%	8.66%	5/4/2031	21,812	21,509	21,594	2.95
Spark Buyer, LLC (Term Loan)	3M S + 5.25%	8.89%	10/15/2031	46,172	45,611	43,171	5.90
Spark Buyer, LLC (Delayed Draw) (7)	3M S + 5.25%	N/A	10/15/2031	—	(107)	(1,219)	(0.17)
Spark Buyer, LLC (Revolver) (7)	3M S + 5.25%	8.98%	10/15/2031	5,156	5,048	4,547	0.62
					130,293	126,695	17.31

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments (Unaudited) (Continued)
June 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Financial Services
Empower Payments Investor, LLC (Term Loan)	1M S + 4.50%	8.14%	3/12/2031	$7,761	$7,702	$7,722	1.05%
Empower Payments Investor, LLC (Delayed Draw) (7)	1M S + 4.50%	N/A	3/12/2031	—	(47)	(49)	(0.01)
Forge Borrower, LLC (Delayed Draw) (7)	3M S + 4.50%	N/A	1/31/2033	—	(12)	(25)	—
Forge Borrower, LLC (Revolver) (7)	3M S + 4.50%	N/A	1/31/2033	—	(5)	(5)	—
MAI Capital Management Intermediate LLC (Delayed Draw) (7)	3M S + 4.75%	N/A	8/29/2031	—	(32)	(33)	—
MAI Capital Management Intermediate LLC (Revolver) (7)	3M S + 4.75%	N/A	8/29/2031	—	(1)	(12)	—
					7,605	7,598	1.04
Food Products
Frozen Garlic Bread Holdings Inc (Term Loan) (5)	3M S + 4.75%	8.48%	2/6/2032	34,370	34,207	34,198	4.67
Frozen Garlic Bread Holdings Inc (Delayed Draw) (5)(7)	3M S + 4.75%	N/A	2/6/2032	—	(31)	(33)	—
Frozen Garlic Bread Holdings Inc (Revolver) (5)(7)	3M S + 4.75%	8.48%	2/6/2032	265	244	243	0.03
					34,420	34,408	4.70
Health Care Equipment & Supplies
MGS MFG. Group, Inc. (Term Loan)	1M S + 4.50%	8.24%	12/31/2028	11,061	11,001	10,978	1.50
MGS MFG. Group, Inc. (1st AmendmentTerm Loan 2026)	1M S + 4.50%	8.24%	12/31/2028	5,772	5,772	5,729	0.78
MGS MFG. Group, Inc. (Delayed Draw) (7)	1M S + 4.50%	8.24%	12/31/2028	1,115	1,090	1,086	0.15
MGS MFG. Group, Inc. (Revolver) (7)	1M P + 3.50%	10.25%	12/31/2028	1,682	1,677	1,656	0.23
					19,540	19,449	2.66
Health Care Providers & Services
Continental Buyer Inc (Term Loan 2024)	1M S + 4.75%	8.39%	4/2/2031	44,463	43,978	44,352	6.06
Continental Buyer Inc (2 Incremental Term Loan 2025)	1M S + 4.75%	8.39%	4/2/2031	5,751	5,725	5,736	0.78
Continental Buyer Inc (Delayed Draw) (7)	1M S + 4.75%	8.39%	4/2/2031	329	326	326	0.04
Continental Buyer Inc (Revolver) (7)	1M S + 4.75%	N/A	4/2/2031	—	(51)	(13)	—
Falcon Parent Holdings Inc (Term Loan)	3M S + 5.50% (Incl. 2.75% PIK)	9.15%	11/6/2031	36,185	35,850	35,551	4.86
Falcon Parent Holdings Inc (Delayed Draw) (7)	3M S + 5.50% (Incl. 2.75% PIK)	N/A	11/6/2031	—	(65)	(49)	(0.01)
Falcon Parent Holdings Inc (Revolver) (7)	3M S + 5.00%	8.66%	11/6/2031	1,151	1,102	1,078	0.15
Genova Diagnostics, Inc. (Term Loan)	1M S + 6.75%	10.39%	12/23/2030	12,519	12,204	12,143	1.66
Genova Diagnostics, Inc. (Delayed Draw)	1M S + 6.75%	10.39%	12/23/2030	1,346	1,313	1,306	0.18
Genova Diagnostics, Inc. (Revolver) (7)	1M S + 6.75%	N/A	12/23/2030	—	(24)	(29)	—
SCHP Purchaser, Inc. (Incremental Term Loan A 2026)	3M S + 5.00%	8.66%	6/30/2032	10,459	10,356	10,356	1.41
SMG Operating CO LLC (Term Loan)	1M S + 5.00%	8.62%	12/5/2030	33,117	32,668	32,496	4.44
SMG Operating CO LLC (Delayed Draw) (7)	1M S + 5.00%	N/A	12/5/2030	—	(39)	(111)	(0.02)
SMG Operating CO LLC (Revolver) (7)	1M S + 5.00%	N/A	12/5/2030	—	(55)	(77)	(0.01)
					143,288	143,065	19.54
Hotels, Restaurants & Leisure
Excursions Buyer, LLC (Term Loan)	3M S + 5.50%	9.16%	11/21/2031	16,345	16,195	16,182	2.21
					16,195	16,182	2.21
Industrial Conglomerates
Dwyer Instruments, Inc (Term Loan)	3M S + 4.75%	8.48%	7/20/2029	10,865	10,865	10,865	1.48
Dwyer Instruments, Inc (Revolver) (7)	3M S + 4.75%	8.49%	7/20/2029	1,764	1,764	1,764	0.24
					12,629	12,629	1.72
Insurance
World Insurance Associates, LLC (Delayed Draw) (7)	3M S + 5.00%	8.73%	4/3/2030	3,408	3,393	3,371	0.46
World Insurance Associates, LLC (Revolver) (7)	3M S + 5.00%	N/A	4/3/2030	—	(1)	(2)	—
					3,392	3,369	0.46
IT Services
Association Resource Group, LLC (Term Loan)	3M S + 4.75%	8.40%	2/2/2033	27,275	27,013	27,002	3.69
Association Resource Group, LLC (Delayed Draw) (7)	3M S + 4.75%	N/A	2/2/2033	—	(104)	(220)	(0.03)
Association Resource Group, LLC (Revolver) (7)	3M S + 4.75%	N/A	2/2/2033	—	(60)	(63)	(0.01)
BCM One, Inc. (Term Loan)	1M S + 4.50%	8.24%	11/17/2027	9,521	9,521	9,521	1.30
BCM One, Inc. (Delayed Draw)	1M S + 4.50%	8.24%	11/17/2027	4,436	4,436	4,436	0.61
Bridgepointe Technologies, LLC (Term Loan)	3M S + 4.75%	8.48%	4/18/2033	36,191	35,837	35,837	4.90
Bridgepointe Technologies, LLC (Delayed Draw) (7)	3M S + 4.75%	8.48%	4/18/2033	2,268	2,189	2,193	0.30
Bridgepointe Technologies, LLC (Revolver) (7)	3M S + 4.75%	N/A	4/18/2033	—	(46)	(46)	(0.01)
GCOM (Term Loan)	3M S + 7.50%	11.23%	8/21/2028	26,755	26,588	26,755	3.65
Uptime Institute (Term Loan)	1M S + 5.00%	8.76%	1/12/2027	15,400	15,350	15,400	2.10
					120,724	120,815	16.50
Life Sciences Tools & Services
TransnetYX, Inc (Term Loan)	3M S + 4.75%	8.48%	4/13/2027	10,822	10,822	10,822	1.48
					10,822	10,822	1.48

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments (Unaudited) (Continued)
June 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Machinery
Iris Acquisition, LLC (Term Loan)	1M S + 5.00%	8.61%	6/9/2033	$233	$230	$230	0.03%
Iris Acquisition, LLC (Delayed Draw) (7)	1M S + 5.00%	N/A	6/9/2033	—	(20)	(20)	—
Iris Acquisition, LLC (Revolver) (7)	1M S + 5.00%	8.61%	6/9/2033	4,436	4,370	4,370	0.60
Leg Purchaser Inc (Term Loan) (5)	3M S + 5.25%	8.92%	1/12/2032	32,912	32,448	33,900	4.62
Leg Purchaser Inc (Revolver) (7)(5)	3M P + 4.25%	11.00%	1/12/2032	1,924	1,878	1,924	0.26
LR Purchaser LLC (Revolver) (7)	1M S + 4.25%	7.87%	3/19/2031	1,212	1,143	1,145	0.16
Rental Equipment Investment Co. (Term Loan)	3M S + 4.75%	8.60%	10/8/2030	4,643	4,593	4,597	0.63
Rental Equipment Investment Co. (Revolver) (7)	6M S + 4.50%	8.36%	10/8/2030	1,120	1,063	1,067	0.15
Solve Industrial Motion Group LLC (Term Loan)	1M S + 4.50%	8.22%	6/30/2027	2,335	2,308	2,317	0.32
Solve Industrial Motion Group LLC (Delayed Draw) (7)	1M S + 4.75%	8.47%	6/30/2027	25,801	25,667	25,579	3.49
					73,680	75,109	10.26
Personal Care Products
Arkas Bidco Limited (Term Loan) (5)(11)	3M S + 6.00%	9.65%	11/8/2032	28,771	28,233	28,303	3.86
					28,233	28,303	3.86
Pharmaceuticals
Meta Buyer LLC (Term Loan 2025 USD)	3M S + 5.25%	8.93%	12/22/2031	14,032	13,901	13,909	1.90
Meta Buyer LLC (Term Loan 2025 EUR)	3M E + 5.25%	7.33%	12/22/2031	16,762	19,445	18,984	2.59
Meta Buyer LLC (Term Loan 2025 AUD)	3M B + 5.25%	9.62%	12/22/2031	19,733	12,921	13,542	1.85
Meta Buyer LLC (Delayed Draw 2025 Term Loan USD) (7)	3M S + 5.25%	8.93%	12/22/2031	1,871	1,805	1,794	0.25
Meta Buyer LLC (Specified Delayed Draw 2025)	3M S + 5.25%	8.93%	12/22/2031	4,348	4,315	4,310	0.59
Meta Buyer LLC (Revolver) (7)	3M S + 5.25%	8.99%	12/22/2031	1,316	1,264	1,266	0.17
					53,651	53,805	7.35
Professional Services
Accordion Partners LLC (Term Loan)	3M S + 5.00%	8.67%	11/17/2031	30,692	30,620	30,616	4.18
Accordion Partners LLC (Delayed Draw) (7)	3M S + 5.00%	8.73%	11/17/2031	5,434	5,370	5,377	0.73
Accordion Partners LLC (Revolver) (7)	3M S + 5.00%	N/A	11/17/2031	—	(17)	(9)	—
Aprio Advisory Group, LLC (Delayed Draw) (7)	3M S + 4.75%	8.48%	8/1/2031	3,286	3,065	2,554	0.35
Aprio Advisory Group, LLC (Revolver) (7)	3M S + 4.75%	N/A	8/1/2031	—	(36)	(59)	(0.01)
Cherry Bekaert Advisory LLC (Term Loan)	3M S + 5.00%	8.73%	6/28/2030	11,337	11,141	11,141	1.52
Cherry Bekaert Advisory LLC (Term Loan 2025 7th Amendment)	3M S + 4.75%	8.48%	6/28/2030	11,254	11,085	11,085	1.51
Cherry Bekaert Advisory LLC (Delayed Draw) (7)	3M S + 5.00%	N/A	6/28/2030	—	(113)	(113)	(0.02)
Cherry Bekaert Advisory LLC (Revolver) (7)	3M S + 5.00%	N/A	6/28/2030	—	(24)	(24)	—
ComPsych Investment Corp. (Term Loan)	3M S + 4.75%	8.41%	7/22/2031	2,138	2,134	2,138	0.29
ComPsych Investment Corp. (Delayed Draw) (7)	3M S + 4.75%	N/A	7/22/2031	—	(7)	—	—
Lighthouse Technologies Holding Corp (Term Loan 2021)	3M S + 4.75%	8.48%	12/31/2029	8,400	8,400	8,316	1.14
Lighthouse Technologies Holding Corp (4th Amendment Term Loan 2025)	3M S + 4.75%	8.48%	12/31/2029	16,927	16,852	16,758	2.29
Lighthouse Technologies Holding Corp (Revolver) (7)	3M S + 4.75%	N/A	12/31/2029	—	(5)	(11)	—
Vensure Employer Services Inc (Term Loan)	3M S + 5.00%	8.73%	9/29/2031	12,727	12,664	12,663	1.73
					101,129	100,432	13.71
Real Estate Management & Development
Vacation Rental Brands, LLC (Term Loan 2025)	3M S + 5.25%	8.98%	5/6/2032	64,677	64,124	64,192	8.77
Vacation Rental Brands, LLC (Incremental Term Loan 2025)	3M S + 5.25%	8.98%	5/6/2032	4,235	4,196	4,203	0.57
Vacation Rental Brands, LLC (Delayed Draw) (7)	3M S + 5.25%	N/A	5/6/2032	—	(40)	(36)	—
Vacation Rental Brands, LLC (Revolver) (7)	3M S + 5.25%	N/A	5/6/2032	—	(47)	(41)	(0.01)
					68,233	68,318	9.33
Software
Databricks Inc (Term Loan)	1M S + 4.50%	8.11%	1/5/2032	22,463	22,373	22,491	3.07
Databricks Inc (Delayed Draw) (7)	1M S + 4.50%	N/A	1/5/2032	—	(109)	48	0.01
LeadVenture, Inc (Term Loan)	3M S + 5.00%	8.73%	6/23/2032	49,541	48,881	48,117	6.57
LeadVenture, Inc (Delayed Draw) (7)	3M S + 5.00%	8.73%	6/23/2032	4,595	4,503	4,323	0.59
LeadVenture, Inc (Revolver) (7)	3M S + 4.75%	8.48%	6/23/2032	251	189	114	0.02
					75,837	75,093	10.26
Specialty Retail
Spotless Brands, LLC (Delayed Draw) (7)	3M S + 5.00%	8.65%	7/25/2028	8,236	8,153	8,045	1.10
					8,153	8,045	1.10
Telecommunication Services
CCI Buyer, Inc. (Term Loan)	3M S + 5.00%	8.73%	5/13/2032	27,318	27,080	27,284	3.72
CCI Buyer, Inc. (Revolver) (7)	3M S + 5.00%	N/A	5/13/2032	—	(14)	(2)	—
					27,066	27,282	3.72
Textiles, Apparel & Luxury Goods
Colorescience Inc (Revolver) (7)	3M S + 4.75%	N/A	1/23/2032	—	(28)	—	—
Kravet Inc. (Term Loan)	3M S + 5.00%	8.73%	11/26/2030	25,764	25,466	25,764	3.51
Kravet Inc. (Revolver) (7)	3M S + 5.00%	N/A	11/26/2030	—	(59)	—	—
					25,379	25,764	3.51

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments (Unaudited) (Continued)
June 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Trading Companies and Distributors
PT Intermediate Holdings III, LLC (Term Loan)	3M S + 4.75%	8.48%	4/9/2030	$15,156	$14,972	$14,972	2.05%
Radwell Parent, LLC (Term Loan)	3M S + 4.75%	8.48%	4/1/2030	9,130	9,108	9,107	1.24
Radwell Parent, LLC (Term Loan 1st Amendment)	3M S + 4.75%	8.48%	4/1/2030	893	891	891	0.12
Radwell Parent, LLC (Delayed Draw 2024 Term Loan)	3M S + 4.75%	8.48%	4/1/2030	925	923	923	0.13
Radwell Parent, LLC (Delayed Draw 2026 4th Amendment Term Loan) (7)	3M S + 4.75%	8.48%	4/1/2030	98	82	89	0.01
Radwell Parent, LLC (Revolver) (7)	3M S + 4.75%	8.48%	4/1/2030	203	201	201	0.03
					26,177	26,183	3.58
Total First Lien Secured Debt					$1,464,741	$1,460,386	199.47%

Second Lien Secured Debt (4)(6)
Software
SolarWinds Holdings, Inc. (Term Loan)	3M S + 6.00%	9.67%	4/18/2033	31,000	30,001	25,575	3.49
					30,001	25,575	3.49
Total Second Lien Secured Debt					$30,001	$25,575	3.49%
Equity (6)
Personal Care Products
Arkas Bidco Limited Equity (5)(11)(12)	N/A	N/A	N/A	890	890	929	0.13
					890	929	0.13
Total Equity					$890	$929	0.13%

Investments—controlled/affiliated
Investments in Joint Venture (4)(6)(9)
SBLA Private Credit LLC (5)	N/A	N/A	N/A	77,101	77,101	76,767	10.49
Total Investments in Joint Venture					$77,101	$76,767	10.49%
Total Investments (8)					$1,572,733	$1,563,657	213.58%

(1)	Unless otherwise indicated, investments held by the Company are denominated in USD. All investments are income producing unless otherwise indicated.
(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), (“PRIME” or “P”), (“BBSY” or “B”), and (“EURIBOR” or “E”) or an alternate base rate (commonly based on the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of June 30, 2026.
(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)	Unless otherwise indicated, issuers of investments held by the Company are domiciled in the United States.
(5)	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any nonqualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2026, non-qualifying assets represented approximately 12% of the total assets of the Company.
(6)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 - Investments”).
(7)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from the unfunded commitment being valued below par and/or unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments (Unaudited) (Continued)
June 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments	Maturity Date	Unfunded
AA&D Midco Inc (Revolver)	11/29/2030	$6,410
AA&D Midco Inc (Revolver)	11/29/2030	1,969
Accel International Holdings Inc (Revolver)	4/26/2032	1,730
Accordion Partners LLC (Delayed Draw)	11/17/2031	17,398
Accordion Partners LLC (Revolver)	11/17/2031	3,764
Ambient Enterprises Holdco LLC, (Delayed Draw 2025 Term Loan C)	6/28/2030	270
Ambient Enterprises Holdco LLC, (Delayed Draw 2026 Term Loan D)	6/28/2030	257
AMP Purchaser, LLC (Revolver)	4/1/2033	2,771
Aprio Advisory Group, LLC (Delayed Draw)	8/1/2031	45,535
Aprio Advisory Group, LLC (Revolver)	8/1/2031	3,958
Association Resource Group, LLC (Delayed Draw)	2/2/2033	22,030
Association Resource Group, LLC (Revolver)	2/2/2033	6,294
BCM One, Inc. (Revolver)	11/17/2027	1,530
Bridgepointe Technologies, LLC (Delayed Draw)	4/18/2033	11,893
Bridgepointe Technologies, LLC (Revolver)	4/18/2033	4,721
Cards-Live Oak Holdings, Inc. (Delayed Draw)	10/21/2032	2,460
Cards-Live Oak Holdings, Inc. (Revolver)	10/21/2032	1,402
CCI Buyer, Inc. (Revolver)	5/13/2032	1,607
Centaur Holdings III LLC (Delayed Draw)	9/5/2031	3,144
Centaur Holdings III LLC (Revolver)	9/5/2031	2,935
Cherry Bekaert Advisory LLC (Delayed Draw)	6/28/2030	11,337
Cherry Bekaert Advisory LLC (Revolver)	6/28/2030	2,373
Colorescience Inc (Revolver)	1/23/2032	2,993
ComPsych Investment Corp. (Delayed Draw)	7/22/2031	7,778
Continental Buyer Inc (Delayed Draw)	4/2/2031	767
Continental Buyer Inc (Revolver)	4/2/2031	5,325
Databricks Inc (Delayed Draw)	1/5/2032	38,600
Dwyer Instruments, Inc (Revolver)	7/20/2029	316
Electro Methods (Revolver)	2/23/2032	7,090
Empower Payments Investor, LLC (Delayed Draw)	3/12/2031	9,705
eShipping LLC (Delayed Draw)	12/23/2032	12,469
eShipping LLC (Revolver)	12/23/2032	6,234
Falcon Parent Holdings Inc (Delayed Draw)	11/6/2031	2,825
Falcon Parent Holdings Inc (Revolver)	11/6/2031	3,034
Forge Borrower, LLC (Delayed Draw)	1/31/2033	2,500
Forge Borrower, LLC (Revolver)	1/31/2033	500
Frozen Garlic Bread Holdings Inc (Delayed Draw)	2/6/2032	6,626
Frozen Garlic Bread Holdings Inc (Revolver)	2/6/2032	4,152
Genova Diagnostics, Inc. (Revolver)	12/23/2030	968
ICAT Intermediate Holdings LLC (Delayed Draw 2026 5th Amendment)	3/1/2029	7,902
ICAT Intermediate Holdings LLC (Delayed Draw)	3/1/2029	6,210
ICAT Intermediate Holdings LLC (Revolver)	3/1/2029	2,095
International Aerospace Coatings Holdings LP (Delayed Draw)	5/1/2033	3,120
Iris Acquisition, LLC (Delayed Draw)	6/9/2033	4,033
Iris Acquisition, LLC (Revolver)	6/9/2033	2,286
JFL-Atomic AcquisitionCo, Inc. (Delayed Draw)	2/20/2031	9,634
JFL-Atomic AcquisitionCo, Inc. (Revolver)	2/20/2031	4,812
Kravet Inc. (Revolver)	11/26/2030	5,284
LeadVenture, Inc (Delayed Draw)	6/23/2032	4,887
LeadVenture, Inc (Revolver)	6/23/2032	4,503
Leg Purchaser Inc (Revolver)	1/12/2032	1,393
Lighthouse Technologies Holding Corp (Revolver)	12/31/2029	1,149
LR Purchaser LLC (Revolver)	3/19/2031	3,636
MAI Capital Management Intermediate LLC (Delayed Draw)	8/29/2031	6,500
MAI Capital Management Intermediate LLC (Revolver)	8/29/2031	2,340
Meta Buyer LLC (Delayed Draw 2025 Term Loan USD)	12/22/2031	6,842
Meta Buyer LLC (Revolver)	12/22/2031	4,388

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments (Unaudited) (Continued)
June 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments	Maturity Date	Unfunded
MGS MFG. Group, Inc. (Delayed Draw)	12/31/2028	$2,691
MGS MFG. Group, Inc. (Revolver)	12/31/2028	1,726
NDT Global Holding Inc. (Delayed Draw)	6/4/2032	17,624
Pearl Acquisition Buyer, Inc. (Delayed Draw)	12/31/2032	9,890
Pearl Acquisition Buyer, Inc. (Revolver)	12/31/2032	3,045
Radwell Parent, LLC (Delayed Draw 2026 4th Amendment Term Loan)	4/1/2030	3,336
Radwell Parent, LLC (Revolver)	4/1/2030	559
Rental Equipment Investment Co. (Revolver)	10/8/2030	4,213
RJW Logistics Group, Inc (Delayed Draw 2024)	11/26/2031	491
RJW Logistics Group, Inc (Delayed Draw 2025)	11/26/2031	2,899
Schoeneck Containers, LLC (Revolver)	5/7/2028	1,943
SMG Operating CO LLC (Delayed Draw)	12/5/2030	5,900
SMG Operating CO LLC (Revolver)	12/5/2030	4,100
Solve Industrial Motion Group LLC (Delayed Draw)	6/30/2027	18,684
Spark Buyer, LLC (Delayed Draw)	10/15/2031	18,750
Spark Buyer, LLC (Revolver)	10/15/2031	4,219
Spotless Brands, LLC (Delayed Draw)	7/25/2028	13,595
TransnetYX, Inc (Revolver)	4/13/2027	2,167
Uptime Institute (Revolver)	1/12/2027	2,188
Vacation Rental Brands, LLC (Delayed Draw)	5/6/2032	4,740
Vacation Rental Brands, LLC (Revolver)	5/6/2032	5,462
World Insurance Associates, LLC (Delayed Draw)	4/3/2030	1,582
World Insurance Associates, LLC (Revolver)	4/3/2030	250
Total		$478,738

(8)	Unless otherwise indicated, all securities are pledged as collateral to our SMBC Revolving Credit Facility (“SMBC Revolving Credit Facility”), our ABL Credit Facility with Bank of America (“BofA ABL Credit Facility) or ABL Credit Facility with RBC (“RBC ABL Credit Facility”) as defined in “Note 5 - Debt”. As such, these securities are not available as collateral to our general creditors.
(9)	Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or holds the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2026, the Company’s controlled/affiliated investments, and their related transactions, were as follows:

	Fair Value as of January 1, 2026	Gross Additions	Gross Reductions	Net Change in Unrealized appreciation/ (depreciation)	Net Realized Gain (Loss)	Fair Value as of June 30, 2026	Dividend Income
Controlled/Affiliated Investments
SBLA Private Credit LLC	$61,606	$15,509	$—	$(348)	$—	$76,767	$4,003
Total	$61,606	$15,509	$—	$(348)	$—	$76,767	$4,003

(10)	Investment is valued using quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices unobservable inputs (Level 2), (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 -Investments”).
(11)	The issuer of this investment is domiciled in the United Kingdom.
(12)	Non-income producing security.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments (Unaudited) (Continued)
June 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following shows the composition of the Company’s portfolio at fair value by industry and geography as of June 30, 2026.

Industry	First Lien Secured Debt	Second Lien Secured Debt	Equity	Joint Venture	Total	Percentage of Total Investments at Fair Value
Aerospace & Defense	$141,754	$—	$—	$—	$141,754	9.07%
Air Freight & Logistics	171,587	—	—	—	171,587	10.98%
Building Materials	12,605	—	—	—	12,605	0.81%
Commercial Services & Supplies	125,254	—	—	—	125,254	8.01%
Construction & Engineering	24,354	—	—	—	24,354	1.56%
Containers & Packaging	1,466	—	—	—	1,466	0.09%
Electrical Equipment	126,695	—	—	—	126,695	8.10%
Financial Services	7,598	—	—	—	7,598	0.49%
Food Products	34,408	—	—	—	34,408	2.20%
Health Care Equipment & Supplies	19,449	—	—	—	19,449	1.24%
Health Care Providers & Services	143,065	—	—	—	143,065	9.15%
Hotels, Restaurants & Leisure	16,182	—	—	—	16,182	1.03%
Industrial Conglomerates	12,629	—	—	—	12,629	0.81%
Insurance	3,369	—	—	—	3,369	0.22%
Investments in Joint Venture	—	—	—	76,767	76,767	4.91%
IT Services	120,815	—	—	—	120,815	7.73%
Life Sciences Tools & Services	10,822	—	—	—	10,822	0.69%
Machinery	75,109	—	—	—	75,109	4.80%
Personal Care Products	28,303	—	929	—	29,232	1.87%
Pharmaceuticals	53,805	—	—	—	53,805	3.44%
Professional Services	100,432	—	—	—	100,432	6.42%
Real Estate Management & Development	68,318	—	—	—	68,318	4.37%
Software	75,093	25,575	—	—	100,668	6.44%
Specialty Retail	8,045	—	—	—	8,045	0.51%
Telecommunication Services	27,282	—	—	—	27,282	1.74%
Textiles, Apparel & Luxury Goods	25,764	—	—	—	25,764	1.65%
Trading Companies and Distributors	26,183	—	—	—	26,183	1.67%
Total	$1,460,386	$25,575	$929	$76,767	$1,563,657	100%

Geography	Fair Value	Percentage of Total Investments at Fair Value
United States	$1,534,425	98.1%
United Kingdom	29,232	1.9
Total	$1,563,657	100.0%

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments
December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets

Investments—non-controlled/non-affiliated
First Lien Secured Debt(4)(6)

Aerospace & Defense
Accel International Holdings Inc (Term Loan)	1M S + 4.50%	8.22%	4/26/2032	$12,568	$12,506	$12,568	2.38%
Accel International Holdings Inc (Revolver) (7)	1M S + 4.50%	N/A	4/26/2032	—	(10)	—	—
Applied Aerospace Structures Corp. (Term Loan)	3M S + 4.50%	8.17%	11/29/2030	37,887	37,577	37,508	7.10
Applied Aerospace Structures Corp. (Delayed Draw 2024)	3M S + 4.50%	8.35%	11/29/2030	16,026	15,896	15,865	3.00
Applied Aerospace Structures Corp. (Delayed Draw 2025) (7)	3M S + 4.50%	N/A	11/29/2030	—	(61)	(126)	(0.02)
Applied Aerospace Structures Corp. (Revolver) (7)	3M S + 4.50%	N/A	11/29/2030	—	(71)	(84)	(0.01)
Electro Methods (Term Loan)	3M S + 4.75%	8.62%	2/23/2032	29,396	29,000	29,286	5.55
Electro Methods (Revolver) (7)	3M S + 4.75%	N/A	2/23/2032	—	(94)	(27)	(0.01)
					94,743	94,990	17.99
Air Freight & Logistics
eShipping LLC (Term Loan)	3M S + 4.50%	8.19%	12/23/2032	33,043	32,878	32,878	6.24
eShipping LLC (Delayed Draw) (7)	3M S + 4.50%	N/A	12/23/2032	—	(31)	(31)	(0.01)
eShipping LLC (Revolver) (7)	3M S + 4.50%	8.19%	12/23/2032	779	748	748	0.14
ICAT Intermediate Holdings LLC (Term Loan)	1M S + 6.25%	9.97%	3/1/2029	27,507	27,122	27,095	5.13
ICAT Intermediate Holdings LLC (Delayed Draw) (7)	1M S + 6.25%	9.97%	3/1/2029	3,450	3,330	3,243	0.61
ICAT Intermediate Holdings LLC (Revolver) (7)	1M S + 6.25%	N/A	3/1/2029	—	(29)	(31)	(0.01)
RJW Logistics Group, Inc (Term Loan 2024)	3M S + 5.00%	8.67%	11/26/2031	34,633	34,326	34,329	6.50
RJW Logistics Group, Inc (Term Loan 2025)	3M S + 5.00%	8.67%	11/26/2031	17,101	16,936	16,952	3.21
RJW Logistics Group, Inc (Delayed Draw 2024) (7)	3M S + 5.00%	8.67%	11/26/2031	2,945	2,931	2,915	0.55
RJW Logistics Group, Inc (Delayed Draw 2025) (7)	3M S + 5.00%	N/A	11/26/2031	—	(14)	(25)	—
					118,197	118,073	22.36
Building Materials
CP Atlas Buyer, Inc. (Term Loan) (10)	1M S + 5.25%	8.97%	7/8/2030	14,364	13,841	13,933	2.64
					13,841	13,933	2.64
Commercial Services & Supplies
Alliance Technical Group (Term Loan)	3M S + 4.50%	8.17%	12/1/2032	33,158	32,992	32,992	6.25
Alliance Technical Group (Delayed Draw) (7)	3M S + 4.50%	N/A	12/1/2032	—	(28)	(28)	(0.01)
Alliance Technical Group (Revolver) (7)	3M S + 4.50%	8.17%	12/1/2030	313	292	292	0.06
Ambient Enterprises Holdco LLC, (Term Loan 2024)	3M S + 5.25%	8.92%	6/28/2030	6,944	6,882	6,885	1.30
Ambient Enterprises Holdco LLC, (Term Loan 2025 2nd Amendment)	3M S + 5.25%	8.92%	6/28/2030	383	377	379	0.07
Ambient Enterprises Holdco LLC, (Term Loan 2025 3rd Amendment)	3M S + 5.25%	8.92%	6/28/2030	311	306	308	0.06
Ambient Enterprises Holdco LLC, (Delayed Draw 2024)	3M S + 5.25%	8.92%	6/28/2030	424	421	420	0.08
Ambient Enterprises Holdco LLC, (Delayed Draw 2025 Term Loan B) (7)	3M S + 5.25%	8.92%	6/28/2030	123	118	117	0.02
Ambient Enterprises Holdco LLC, (Delayed Draw 2025 Term Loan C) (7)	3M S + 5.25%	N/A	6/28/2030	—	(4)	(5)	—
Cards-Live Oak Holdings, Inc. (Term Loan)	3M S + 4.75%	8.42%	10/21/2032	18,025	17,937	17,937	3.40
Cards-Live Oak Holdings, Inc. (Delayed Draw) (7)	3M S + 4.75%	N/A	10/21/2032	—	(17)	(17)	—
Cards-Live Oak Holdings, Inc. (Revolver) (7)	3M P + 3.75%	8.42%	10/21/2032	1,144	1,128	1,128	0.21
JFL-Atomic AcquisitionCo, Inc. (Term Loan)	3M S + 4.75%	8.64%	2/20/2031	46,120	45,499	45,543	8.62
JFL-Atomic AcquisitionCo, Inc. (Delayed Draw) (7)	3M S + 4.75%	8.64%	2/20/2031	8,301	8,113	8,050	1.52
JFL-Atomic AcquisitionCo, Inc. (Revolver) (7)	3M S + 4.75%	N/A	2/20/2031	—	(78)	(78)	(0.01)
					113,938	113,923	21.57
Construction & Engineering
Qualus Power Services Corp (Term Loan)	3M S + 4.25%	8.04%	3/27/2031	2,509	2,497	2,496	0.47
Qualus Power Services Corp (Delayed Draw 2024)	3M S + 4.50%	8.34%	3/27/2028	24,978	24,813	24,853	4.71
Qualus Power Services Corp (Delayed Draw 2025 Term Loan) (7)	3M S + 4.25%	8.04%	3/27/2031	1,490	1,481	1,478	0.28
Qualus Power Services Corp (Delayed Draw 2025 Term Loan 2) (7)	3M S + 4.50%	N/A	3/28/2028	—	(13)	(28)	(0.01)
					28,778	28,799	5.45
Consumer Discretionary
Spotless Brands, LLC (Delayed Draw) (7)	3M S + 5.00%	8.79%	7/25/2028	3,156	3,071	2,992	0.57
					3,071	2,992	0.57
Containers & Packaging
Schoeneck Containers, LLC (Term Loan)	1M S + 4.10%	7.93%	5/7/2028	9,122	9,122	9,122	1.73
Schoeneck Containers, LLC (Delayed Draw)	1M S + 4.10%	7.93%	5/7/2028	4,660	4,660	4,660	0.88
Schoeneck Containers, LLC (Revolver) (7)	1M S + 4.10%	N/A	5/7/2028	—	—	—	—
					13,782	13,782	2.61

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments (Unaudited) (Continued)
December 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets

Electrical Equipment
Centaur Holdings III LLC (Term Loan)	3M S + 4.75%	8.42%	9/5/2031	$34,066	$33,737	$33,726	6.39%
Centaur Holdings III LLC (Delayed Draw) (7)	3M S + 4.75%	8.42%	9/5/2031	2,096	2,061	2,044	0.39
Centaur Holdings III LLC (Revolver) (7)	3M S + 4.75%	8.42%	9/5/2031	1,572	1,532	1,530	0.29
Maverick Power, LLC (Term Loan)	3M S + 5.00%	8.89%	5/4/2031	21,922	21,593	21,593	4.09
Spark Buyer, LLC (Term Loan)	3M S + 5.25%	9.13%	10/15/2031	46,406	45,802	42,810	8.10
Spark Buyer, LLC (Delayed Draw) (7)	3M S + 5.25%	N/A	10/15/2031	—	(117)	(1,453)	(0.28)
Spark Buyer, LLC (Revolver) (7)	3M S + 5.25%	9.13%	10/15/2031	3,188	3,070	2,461	0.47
					107,678	102,711	19.45
Health Care Equipment & Supplies
MGS MFG. Group, Inc. (Term Loan)	1M S + 4.50%	8.32%	5/31/2027	3,271	3,271	3,271	0.63
MGS MFG. Group, Inc. (Delayed Draw)	1M S + 4.50%	8.32%	5/31/2027	2,663	2,663	2,663	0.50
MGS MFG. Group, Inc. (Revolver) (7)	1M P + 3.50%	8.32%	5/31/2027	547	547	547	0.10
					6,481	6,481	1.23
Health Care Providers & Services
Continental Buyer Inc (Term Loan 2024)	1M S + 4.50%	8.22%	4/2/2031	44,689	44,160	44,466	8.41
Continental Buyer Inc (Term Loan 2025)	1M S + 4.50%	8.22%	4/2/2031	5,751	5,723	5,722	1.08
Continental Buyer Inc (Delayed Draw) (7)	1M S + 4.50%	N/A	4/2/2031	—	(3)	(5)	—
Continental Buyer Inc (Revolver) (7)	1M S + 4.50%	N/A	4/2/2031	—	(57)	(27)	(0.01)
Falcon Parent Holdings Inc (Term Loan)	3M S + 5.00%	8.89%	11/6/2031	35,869	35,507	35,286	6.68
Falcon Parent Holdings Inc (Delayed Draw) (7)	3M S + 5.00%	N/A	11/6/2031	—	(71)	(46)	(0.01)
Falcon Parent Holdings Inc (Revolver) (7)	3M S + 5.00%	8.89%	11/6/2031	262	209	194	0.04
Genova Diagnostics, Inc. (Term Loan)	3M S + 6.75%	10.42%	12/23/2030	12,677	12,330	12,330	2.35
Genova Diagnostics, Inc. (Delayed Draw) (7)	3M S + 6.75%	N/A	12/23/2030	—	(19)	(19)	—
Genova Diagnostics, Inc. (Revolver) (7)	3M S + 6.75%	N/A	12/23/2030	—	(26)	(26)	—
SMG Operating CO LLC (Term Loan)	1M S + 5.00%	8.78%	12/5/2030	33,200	32,708	32,708	6.19
SMG Operating CO LLC (Delayed Draw) (7)	1M S + 5.00%	N/A	12/5/2030	—	(44)	(44)	(0.01)
SMG Operating CO LLC (Revolver) (7)	1M S + 5.00%	N/A	12/5/2030	—	(61)	(61)	(0.01)
					130,356	130,478	24.71
Hotels, Restaurants & Leisure
Excursions Buyer, LLC (Term Loan)	3M S + 5.50%	9.17%	11/21/2031	16,386	16,225	16,225	3.07
					16,225	16,225	3.07
Insurance
World Insurance Associates, LLC (Delayed Draw) (7)	3M S + 5.00%	8.67%	4/3/2030	2,808	2,792	2,764	0.52
World Insurance Associates, LLC (Revolver) (7)	3M S + 5.00%	N/A	4/3/2030	—	(1)	(2)	—
					2,791	2,762	0.52
IT Services
BCM One, Inc. (Term Loan)	6M S + 4.50%	8.20%	11/17/2027	9,575	9,575	9,575	1.81
BCM One, Inc. (Delayed Draw)	6M S + 4.50%	8.20%	11/17/2027	4,713	4,713	4,713	0.89
BCM One, Inc. (Revolver) (7)	6M S + 4.50%	N/A	11/17/2027	—	—	—	—
GCOM (Term Loan)	3M S + 7.50%	11.63%	8/21/2028	38,950	38,655	38,950	7.38
Security 101 (Term Loan)	3M S + 5.00%	8.67%	4/11/2028	77,267	76,665	77,267	14.63
Security 101 (Incremental Term Loan)	3M S + 5.00%	8.74%	4/11/2028	7,925	7,846	7,925	1.50
Security 101 (Delayed Draw)	3M S + 5.00%	8.76%	4/11/2028	5,944	5,890	5,944	1.13
Security 101 (Incremental Delayed Draw)	3M S + 5.00%	8.67%	4/11/2028	11,917	11,799	11,917	2.26
Security 101 (Revolver) (7)	3M S + 5.00%	N/A	4/11/2028	—	(45)	—	—
Uptime Institute (Term Loan)	1M S + 5.00%	8.55%	1/12/2027	15,915	15,815	15,855	3.00
Uptime Institute (Revolver) (7)	1M S + 5.00%	N/A	1/12/2027	—	—	(8)	—
					170,913	172,138	32.60
Life Sciences Tools & Services
TransnetYX, Inc (Term Loan)	3M S + 4.75%	8.42%	4/13/2027	13,312	13,312	13,312	2.52
TransnetYX, Inc (Revolver) (7)	3M S + 4.75%	N/A	4/13/2027	—	—	—	—
					13,312	13,312	2.52
Machinery
Rental Equipment Investment Co. (Term Loan)	3M S + 4.50%	8.17%	10/8/2030	4,667	4,611	4,608	0.87
Rental Equipment Investment Co. (Revolver) (7)	3M S + 4.50%	8.17%	10/8/2030	1,813	1,750	1,747	0.33
Solve Industrial Motion Group LLC (Term Loan)	1M S + 4.50%	8.34%	6/30/2027	2,346	2,313	2,313	0.44
Solve Industrial Motion Group LLC (Delayed Draw) (7)	1M S + 4.75%	8.51%	6/30/2027	25,801	25,601	25,601	4.85
					34,275	34,269	6.49

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments (Unaudited) (Continued)
December 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets

Personal Care Products
Arkas Bidco Limited (Term Loan) (5) (11)	3M S + 6.00%	9.87%	9/4/2032	$28,915	$28,345	$28,345	5.37%
					28,345	28,345	5.37
Pharmaceuticals
Meta Buyer LLC (Term Loan)	3M E + 5.25%	7.29%	12/22/2031	16,804	19,480	19,551	3.70
Meta Buyer LLC (Term Loan)	3M S + 5.25%	8.95%	12/22/2031	14,102	13,962	13,962	2.64
Meta Buyer LLC (Term Loan)	3M B + 5.25%	9.02%	12/22/2031	19,782	12,947	13,070	2.48
Meta Buyer LLC (Delayed Draw) (7)	3M B + 5.25%	N/A	12/22/2031	—	(65)	(65)	(0.01)
Meta Buyer LLC (Revolver) (7)	3M B + 5.25%	N/A	12/22/2031	—	(57)	(57)	(0.01)
					46,267	46,461	8.80
Professional Services
Accordion Partners LLC (Term Loan)	3M S + 5.00%	8.70%	11/17/2031	30,769	30,693	30,693	5.81
Accordion Partners LLC (Delayed Draw) (7)	3M S + 5.00%	N/A	11/17/2031	—	(57)	(57)	(0.01)
Accordion Partners LLC (Revolver) (7)	3M S + 5.00%	N/A	11/17/2031	—	(19)	(19)	—
Aprio Advisory Group, LLC (Delayed Draw) (7)	3M S + 4.75%	N/A	8/1/2031	—	(243)	(243)	(0.05)
Aprio Advisory Group, LLC (Revolver) (7)	3M S + 4.75%	N/A	8/1/2031	—	(39)	(39)	(0.01)
ComPsych Investment Corp. (Term Loan)	3M S + 4.75%	8.61%	7/22/2031	15,018	14,987	15,018	2.84
ComPsych Investment Corp. (Delayed Draw) (7)	3M S + 4.75%	N/A	7/22/2031	—	(8)	—	—
Lighthouse Technologies Holding Corp (Term Loan)	1M S + 5.00%	8.72%	12/31/2029	8,400	8,400	8,400	1.59
Lighthouse Technologies Holding Corp (Term Loan)	1M S + 5.00%	8.72%	12/31/2029	16,927	16,843	16,843	3.19
Lighthouse Technologies Holding Corp (Revolver) (7)	1M S + 5.00%	N/A	12/31/2029	—	(6)	(6)	—
Vensure Employer Services Inc (Term Loan)	3M S + 5.00%	8.67%	9/29/2031	12,166	12,108	12,121	2.30
Vensure Employer Services Inc (Delayed Draw) (7)	3M S + 5.00%	N/A	9/29/2031	—	(8)	(2)	—
					82,651	82,709	15.66
Real Estate Management & Development
Vacation Rental Brands, LLC (Term Loan)	3M S + 5.25%	8.92%	5/6/2032	56,841	56,314	56,273	10.66
Vacation Rental Brands, LLC (Incremental Term Loan)	3M S + 5.25%	8.92%	5/6/2032	4,256	4,215	4,214	0.80
Vacation Rental Brands, LLC (Delayed Draw) (7)	3M S + 5.25%	N/A	5/6/2032	—	(17)	(18)	—
Vacation Rental Brands, LLC (Delayed Draw 2025 2nd Amendment) (7)	3M S + 5.25%	N/A	5/6/2032	—	(54)	(111)	(0.02)
Vacation Rental Brands, LLC (Revolver) (7)	3M S + 5.25%	N/A	5/6/2032	—	(51)	(55)	(0.01)
					60,407	60,303	11.43
Software
Databricks Inc (Term Loan)	1M S + 4.50%	8.27%	1/3/2031	20,313	20,227	20,313	3.85
Databricks Inc (Delayed Draw) (7)	1M S + 4.50%	N/A	1/3/2031	—	—	—	—
LeadVenture, Inc (Term Loan)	3M S + 5.25%	8.92%	6/23/2032	49,791	49,086	49,293	9.34
LeadVenture, Inc (Delayed Draw) (7)	3M S + 5.25%	8.92%	6/23/2032	3,130	3,041	3,035	0.57
LeadVenture, Inc (Revolver) (7)	3M S + 5.25%	8.92%	6/23/2032	951	885	903	0.17
					73,239	73,544	13.93
Telecommunication Services
CCI Buyer, Inc. (Term Loan)	3M S + 5.00%	8.67%	5/13/2032	27,456	27,201	27,456	5.20
CCI Buyer, Inc. (Revolver) (7)	3M S + 5.00%	N/A	5/13/2032	—	(15)	—	—
Clearwave Fiber (Revolver) (7)	3M S + 4.00%	7.82%	12/13/2029	7,662	7,542	7,617	1.44
					34,728	35,073	6.64
Textiles, Apparel & Luxury Goods
Kravet Inc. (Term Loan)	3M S + 5.00%	8.67%	11/26/2030	26,335	26,002	26,105	4.94
Kravet Inc. (Revolver) (7)	3M S + 5.00%	N/A	11/26/2030	—	(65)	(46)	(0.01)
					25,937	26,059	4.93
Total First Lien Secured Debt					$1,219,955	$1,217,362	230.54%

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments (Unaudited) (Continued)
December 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets

Second Lien Secured Debt (4)(6)
Software
SolarWinds Holdings, Inc. (Term Loan)	3M S + 6.00%	9.70%	4/18/2033	$31,000	$29,951	$30,070	5.69%
					29,951	30,070	5.69
Total Second Lien Secured Debt					$29,951	$30,070	5.69%
Equity(6)
Personal Care Products
Arkas Bidco Limited (5)(11)(12)	N/A	N/A	N/A	888	888	888	0.17
Arkas Bidco Limited (5)(11)(12)	N/A	N/A	N/A	2	2	2	—
					890	890	0.17
Total Equity					$890	$890	0.17%
Investments—controlled/affiliated
Investments in Joint Venture (4)(6)(9)
SBLA Private Credit LLC (5)	N/A	N/A	N/A	61,592	61,592	61,606	11.67
Total Investments in Joint Venture					$61,592	$61,606	11.67
Total Investments (8)					$1,312,388	$1,309,928	248.07%

(1)	Unless otherwise indicated, investments held by the Company are denominated in USD. All investments are income producing unless otherwise indicated.

(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), (“PRIME” or “P”), (“BBSY” or “B”), and (“EURIBOR” or “E”) or an alternate base rate (commonly based on the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of December 31, 2025.

(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

(4)	Unless otherwise indicated, issuers of investments held by the Company are domiciled in the United States.

(5)	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any nonqualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2025, non-qualifying assets represented approximately 6% of the total assets of the Company.

(6)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 - Investments”).

(7)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from the unfunded commitment being valued below par and/or unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments.

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

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments (Unaudited) (Continued)
December 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments	Maturity Date	Unfunded
Solve Industrial Motion Group LLC (Delayed Draw)	6/30/2027	$18,684
Spark Buyer, LLC (Delayed Draw)	10/15/2031	18,750
Spark Buyer, LLC (Revolver)	10/15/2031	6,188
Spotless Brands, LLC (Delayed Draw)	7/25/2028	18,693
TransnetYX, Inc (Revolver)	4/13/2027	2,167
Uptime Institute (Revolver)	1/12/2027	2,188
Vacation Rental Brands, LLC (Delayed Draw 2025 2nd Amendment)	5/6/2032	11,094
Vacation Rental Brands, LLC (Delayed Draw)	5/6/2032	1,761
Vacation Rental Brands, LLC (Revolver)	5/6/2032	5,462
Vensure Employer Services Inc (Delayed Draw)	9/29/2031	625
World Insurance Associates, LLC (Delayed Draw)	4/3/2030	2,192
World Insurance Associates, LLC (Revolver)	4/3/2030	250
Total		$382,015

(8)	Unless otherwise indicated, all securities are pledged as collateral to our SMBC Revolving Credit Facility (“SMBC Revolving Credit Facility”), our ABL Credit Facility with Bank of America (“BofA ABL Credit Facility) or ABL Credit Facility with RBC (“RBC ABL Credit Facility”) as defined in “Note 5 - Debt”. As such, these securities are not available as collateral to our general creditors.

(9)	Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or holds the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2025, the Company’s controlled/affiliated investments, and their related transactions for the period ended, were as follows:

	Fair Value as of January 1, 2025	Gross Additions	Gross Reductions	Net Change in Unrealized appreciation/ (depreciation)	Net Realized Gain (Loss)	Fair Value as of December 31, 2025	Dividend Income
Controlled/Affiliated Investments
SBLA Private Credit LLC	$33,221	$28,368	$—	$17	$—	$61,606	$5,906
Total	$33,221	$28,368	$—	$17	$—	$61,606	$5,906

(10)	Investment is valued using quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices unobservable inputs (Level 2), (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 -Investments”).

(11)	The issuer of this investment is domiciled in the United Kingdom.

(12)	Non-income producing security.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedules of Investments (Unaudited) (Concluded)
December 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following shows the composition of the Company’s portfolio at fair value by industry and geography as of December 31, 2025.

Industry	First Lien Secured Debt	Second Lien Secured Debt	Equity	Joint Venture	Total	Percentage of Total Investments at Fair Value
Aerospace & Defense $	$94,990	$—	$—	$—	$94,990	7.25%
Air Freight & Logistics	118,073	—	—	—	118,073	9.01%
Building Materials	13,933	—	—	—	13,933	1.06%
Commercial Services & Supplies	113,923	—	—	—	113,923	8.70%
Construction & Engineering	28,799	—	—	—	28,799	2.20%
Consumer Discretionary	2,992	—	—	—	2,992	0.23%
Containers & Packaging	13,782	—	—	—	13,782	1.05%
Electrical Equipment	102,711	—	—	—	102,711	7.84%
Health Care Equipment & Supplies	6,481	—	—	—	6,481	0.49%
Health Care Providers & Services	130,478	—	—	—	130,478	9.96%
Hotels, Restaurants & Leisure	16,225	—	—	—	16,225	1.24%
Insurance	2,762	—	—	—	2,762	0.21%
Investments in Joint Venture	—	—	—	61,606	61,606	4.70%
IT Services	172,138	—	—	—	172,138	13.15%
Life Sciences Tools & Services	13,312	—	—	—	13,312	1.02%
Machinery	34,269	—	—	—	34,269	2.62%
Personal Care Products	28,345	—	890	—	29,235	2.23%
Pharmaceuticals	46,461	—	—	—	46,461	3.55%
Professional Services	82,709	—	—	—	82,709	6.31%
Real Estate Management & Development	60,303	—	—	—	60,303	4.60%
Software	73,544	30,070	—	—	103,614	7.91%
Telecommunication Services	35,073	—	—	—	35,073	2.68%
Textiles, Apparel & Luxury Goods	26,059	—	—	—	26,059	1.99%
Total	$1,217,362	$30,070	$890	$61,606	$1,309,928	100%

Geography	Fair Value	Percentage of Total Investments at Fair Value
United States	$1,280,693	97.8%
United Kingdom	29,235	2.2
Total	$1,309,928	100.0%

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(1)  ORGANIZATION

Lord Abbett Private Credit Fund (the “Company”, “we”, “us” or “our”) is a closed-end, non-diversified management investment company organized under the laws of the State of Delaware. The Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on October 4, 2024 (the “BDC Election Date”). The Company elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company was formed on November 27, 2023 as Lord Abbett Private Credit Fund 1, LP and commenced investment operations on February 23, 2024. Lord Abbett Private Credit Advisor LLC is the investment adviser to the Company (the “Adviser”). The Adviser is a wholly-owned subsidiary of Lord, Abbett & Co. LLC. The Adviser provides the Company with investment advisory services pursuant to the terms of an investment advisory agreement (the “Advisory Agreement”). Lord, Abbett & Co. LLC, the “Administrator” or “Lord Abbett” performs, or oversees the performance of, the Company’s corporate operations and required administrative services pursuant to an administration agreement (the “Administration Agreement”).

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
June 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Cash and Cash Equivalents

The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and near maturity and that present insignificant risk of changes in value because of changes in interest rates. Foreign currencies are deposits with the custodian that are maintained in a currency other than USD. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements, and other high-quality, short-term debt securities would qualify as cash equivalents.

Cash and cash equivalents are carried at cost, which approximates fair value. The cash and cash equivalents balance as of June 30, 2026 and December 31, 2025 was $93,273 and $120,437, respectively. The foreign currencies balance as of June 30, 2026 and December 31, 2025 was $762 and $330, respectively.

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

On April 23, 2024, the Company entered into a joint venture with Stifel Bank & Trust (the “JV partner”). The joint venture is called SBLA Private Credit LLC, or SBLA JV. In accordance with ASC 820, our investment in this JV is measured using the net asset value (“NAV”) or its equivalent as a practical expedient for fair value and has not been classified in the fair value hierarchy.

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2026
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
June 30, 2026
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

Payment-in-Kind (“PIK”) Income

The Company may have loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three and six months ended June 30, 2026 and June 30, 2025, there was $251, $499 and $0, $0 respectively, of PIK income.

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

Non-Accrual Investments

Loans are generally placed on non-accrual status when, in management’s judgment, there is sufficient doubt that all or a portion of principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2026 and December 31, 2025, there were no loans on non-accrual status.

Organizational and Offering Costs

Organizational costs consist of costs incurred to establish the entity as a Delaware statutory trust and subsequent conversion to a BDC. Organizational costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of interests in Lord Abbett Private Credit Fund 1, LP, and subsequently the Company after the BDC Election Date. Offering costs are capitalized as a deferred charge and will be amortized to expense on a straight-line basis over twelve months. Certain of the Company’s expenses are capped pursuant to the Amended and Restated Expense Support and Conditional Reimbursement Agreement, including the Company’s organizational and offering costs. The Amended and Restated Expense Support and Conditional Reimbursement Agreement is discussed in Note 3 - Related Party Transactions below.

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2026
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

Income Taxes

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company reviews and evaluates tax positions in its major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. Based on this review, the Company has determined the major tax jurisdictions to be where the Company is organized, where the Company makes investments, and where the Company is located; however, no reserves for uncertain tax positions were recorded as of June 30, 2026 and as of December 31, 2025. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no tax liability or expense, including interest and penalties, has been recorded in the Consolidated Financial Statements. Generally, the Company’s U.S. federal, state, and local tax returns remain open for examination for a period of three to five years from when they are filed under varying statutes of limitations.

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

In addition, based on the excise tax distribution requirements, the Company will be subject to a 4% non deductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary net income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any ordinary income or capital gain net income realized, but not distributed, in prior years. For this purpose, the Company will be deemed to have distributed any income and gains on which it paid U.S. federal income tax.

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
June 30, 2026
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

The CODM for the Company is Lord Abbett through its Investment Committee, which is responsible for assessing performance and making decisions about resource allocation. The CODM has determined that the Company has a single operating segment based on the fact that the CODM monitors the operating results of the Company as a whole and that the Company’s long-term strategic asset allocation is pre-determined in accordance with the terms of its prospectus, based on a defined investment strategy which is executed by the Company’s portfolio managers as a team. The financial information provided to and reviewed by the CODM is consistent with that presented within the Company’s Consolidated Schedules of Investments, Consolidated Statements of Assets and Liabilities, Consolidated Statements of Operations, Consolidated Statements of Changes in Net Assets and Consolidated Financial Highlights.

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

Pursuant to the Expense Support Agreement that the Company has entered into with the Adviser, the Adviser is obligated to advance all of the Company’s Other Operating Expenses (each, a “Required Expense Payment”) to the effect that such expenses do not exceed 0.70% (on an annualized basis) of the Company’s NAV. Any Required Expense Payment must be paid by the Adviser to the Company in any combination of cash or other immediately available funds and/or offset against amounts due from the Company to the Adviser or its affiliates. “Other Operating Expenses” means the Company’s organizational and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, excluding the Company’s base management and incentive fees owed to the Adviser, financing fees and costs (other than upfront fees on the Company’s initial credit facility), brokerage commissions, placement agent fees, costs and expenses of distributing and placing the Company’s common shares (“Common Shares”), extraordinary expenses and any interest expenses owed by the Company, all as determined in accordance with U.S. GAAP.

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

Following any month in which Other Operating Expenses are below 0.70% (on an annualized basis) of the Company’s NAV (the “Expense Cap”), the Adviser may be reimbursed (a “Required Reimbursement Payment”) for any Required Expense Payment to the extent that (i) the Other Operating Expenses, inclusive of such Required Reimbursement Payment, remain at or below the Expense Cap and (ii) the applicable Required Expense Payment was made no more than three (3) years prior to the Required Reimbursement Payment.

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
June 30, 2026
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

The following table presents a cumulative summary of the expense payments and reimbursement payments as of June 30, 2026.

For the Quarter Ended	Required Expense Payments by Adviser	Required Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
March 31, 2024	$232	$—	$232	March 31, 2027
June 30, 2024	832	—	832	June 30, 2027
September 30, 2024	572	—	572	September 30, 2027
December 31, 2024	949	—	949	December 31, 2027
March 31, 2025	353	—	353	March 31, 2028
June 30, 2025	280	—	280	June 30, 2028
September 30, 2025	680	—	680	September 30, 2028
December 31, 2025	2,424	—	2,424	December 31, 2028
March 31, 2026	135	—	135	March 31, 2029
June 30, 2026	292	—	292	June 30, 2029
Total	$6,749	$—	$6,749

Due to / Due From Affiliate

For the three and six months ended June 30, 2026 and June 30, 2025, in accordance with the Expense Support Agreement, the Required Expense Payments by the Adviser were $292, $427 and $280, $632, respectively, for certain expenses incurred. As of June 30, 2026 and December 31, 2025, $292 and $1,012, respectively, remains receivable from the Adviser and are included in Due from affiliate on the Consolidated Statements of Assets and Liabilities. As of June 30, 2026 and December 31, 2025, the Company had $439 and $2,157, respectively, of expenses which are owed to the Adviser, and are included in Due to affiliate on the Consolidated Statements of Assets and Liabilities.

Management fee

Prior to the BDC Election Date, the Company did not incur management fees. Following the BDC Election Date, the Company began to accrue management fees. The management fee is payable monthly in arrears at an annual rate of 1.00% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month, adjusted for any share issuances or repurchases during the applicable month. For purposes of the Advisory Agreement, net assets mean the Company’s total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP. For the three and six months ended June 30, 2026 and June 30, 2025, the Company incurred $1,808, $3,437 and $764, $1,366, in management fees, respectively, net of voluntary management fees waived. As of June 30, 2026 and December 31, 2025, $608 and $441 of management fees, respectively, were unpaid and are included in management fees payable on the Consolidated Statements of Assets and Liabilities.

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2026
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

Prior to the BDC Election Date, the Company did not incur incentive fees. Following the BDC Election Date, the Company began to accrue incentive fees. For the three and six months ended June 30, 2026 and June 30, 2025, income based incentive fees were $2,781, $5,209 and $1,222, $2,201, respectively. As of June 30, 2026 and December 31, 2025, $2,781 and $2,073, respectively, of income based incentive fees were unpaid and are included in Income incentive fees payable on the Consolidated Statements of Assets and Liabilities.

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2026
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

Prior to the BDC Election Date, the Company did not incur incentive fees. Following the BDC Election Date, the Company began to accrue incentive fees. For the three and six months ended June 30, 2026 and June 30, 2025, the Company accrued capital gains based incentive fees of $0, $0 and $(79), $(35), respectively. The accrual for any capital gains incentive fees under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual. As of June 30, 2026 and December 31, 2025, there is no capital gains incentive fees payable on the Consolidated Statements of Assets and Liabilities.

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

Prior to the BDC Election Date, the Company did not incur administration fees. Following the BDC Election Date, the Company began to accrue administration fees. For the three and six months ended June 30, 2026 and June 30, 2025, the Company incurred $452, $859 and $192, $342, respectively, of administration fees, which are included in the accompanying Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, Administration fees payable was $152 and $110, respectively.

Controlled/Affiliated Companies

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying Consolidated Financial Statements, including the Consolidated Schedule of Investments. The Company has made investments in a joint venture that is considered a controlled/affiliated company. For further description, see “Note 4 - Investments”.

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(4)  INVESTMENTS

Fair Value Measurement and Disclosures

The following table shows the composition of the Company’s investment portfolio as of June 30, 2026, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value(1)
First Lien Secured Debt	$1,464,741	$1,460,386	$—	$12,605	$1,447,781	$—
Second Lien Secured Debt	30,001	25,575	—	—	25,575	—
Investments in Equity	890	929	—	—	929	—
Investments in Joint Venture	77,101	76,767	—	—	—	76,767
Total Investments at Fair Value	$1,572,733	$1,563,657	$—	$12,605	$1,474,285	$76,767

(1)	In accordance with ASC 820, the Company’s investment in SBLA JV is measured using the net asset value (or its equivalent) as a practical expedient for fair value and has not been classified in the fair value hierarchy.

The following table shows the composition of the Company’s investment portfolio as of December 31, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value(1)
First Lien Secured Debt	$1,219,955	$1,217,362	$—	$13,933	$1,203,429	$—
Second Lien Secured Debt	29,951	30,070	—	—	30,070	—
Investments in Equity	890	890	—	—	890	—
Investments in Joint Venture	61,592	61,606	—	—	—	61,606
Total Investments at Fair Value	$1,312,388	$1,309,928	$—	$13,933	$1,234,389	$61,606

(1)	In accordance with ASC 820, the Company’s investment in SBLA JV is measured using the net asset value (or its equivalent) as a practical expedient for fair value and has not been classified in the fair value hierarchy.

The following table presents changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2026:

	For the six months ended June 30, 2026
	First Lien Secured Debt	Second Lien Secured Debt	Equity
Fair value, beginning of period	$1,203,429	$30,070	$890
Purchases	598,175	—	—
Payment-in-kind interest income capitalized	499	—	—
Sales and repayments	(356,965)	—	—
Net (amortization) accretion on investments	3,017	50	—
Net realized gains (losses) on investments	81	—	—
Net change in unrealized gains (losses) on investments	(455)	(4,545)	39
Transfers out of Level 3(1)	—	—	—
Transfers into Level 3(1)	—	—	—
Fair value, end of period	$1,447,781	$25,575	$929
Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2026	$476	$(4,545)	$39

(1)	For the six months ended June 30, 2026 there were no transfers out of/into Level 3.
30

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table presents changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2025:

For the six months ended June 30, 2025
First Lien Secured Debt
Fair value, beginning of period	$439,367
Purchases	408,979
Sales and repayments	(40,234)
Net (amortization) accretion on investments	1,105
Net realized gains (losses) on investments	—
Net change in unrealized gains (losses) on investments	(738)
Transfers out of Level 3(1)	—
Transfers into Level 3(1)	—
Fair value, end of period	$808,479
Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2025	$(196)

(1)	For the six months ended June 30, 2025 there were no transfers out of/into Level 3.

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of June 30, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, according to our valuation policy, we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2026, were as follows:

Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range	Weighted Average (1)
First Lien Secured Debt	$1,176,921	Income Approach	Discount Rate	7.72% - 12.50%	9.20%
First Lien Secured Debt	270,860	Market Approach	Transaction Price	n/a	n/a
Second Lien Secured Debt	25,575	Income Approach	Discount Rate	13.45% - 14.45%	13.95%
Investments in Equity	929	Market Approach	Transaction Price	n/a	n/a
Total Level 3 Investments	$1,474,285

The unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2025, were as follows:

	Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/Methodologies	Unobservable Input	Range	Weighted Average (1)
First Lien Secured Debt	$876,531	Income Approach	Discount Rate	7.23% - 11.25%	8.72%
First Lien Secured Debt	326,898	Market Approach	Transaction Price	n/a	n/a
Second Lien Secured Debt	30,070	Income Approach	Discount Rate	9.94% - 10.44%	10.19%
Investments in Equity	890	Market Approach	Transaction Price	n/a	n/a
Total Level 3 Investments	$1,234,389

(1)	Weighted averages are calculated based on fair value of investments.

The significant unobservable input used in the market approach is the transaction price to acquire the position. There has been no change to the valuation based on the underlying assumptions used at the closing of such transaction. The significant unobservable inputs used in the income approach is the discount rate. The discount rate is used to discount the estimated future cash flows, which include both future principal and interest payments expected to be received from the underlying investment. An increase/decrease in the discount rate would result in a decrease/increase, respectively, in the fair value. There have been no material changes to the valuation approaches utilized during the six months ended June 30, 2026 or the year ended December 31, 2025.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2026
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

The Company and the JV partner have $140 million and $20 million, respectively, in total commitments to SBLA JV, with targeted member ownership interests of approximately 87.5% and 12.5%, respectively. The Company and the JV partner have equal voting rights with respect to the SBLA JV and the SBLA JV’s general partner. The SBLA JV will not be consolidated in the Company’s Consolidated Financial Statements. As of June 30, 2026 and December 31, 2025, the Company had $140 million and $140 million of commitments to the SBLA JV, respectively, of which $62.9 million and $78.4 million, respectively, were unfunded.

The following table presents the consolidated schedule of investments of the SBLA JV as of June 30, 2026:

SBLA Private Credit LLC
Consolidated Schedule of Investments
June 30, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
First Lien Secured Debt(4)(5)

Aerospace & Defense
Accel International Holdings Inc (Term Loan)	1M S + 4.25%	7.89%	4/26/2032	$12,000	$12,000	$12,000	13.68%
					12,000	12,000	13.68

Air Freight & Logistics
RJW Logistics Group, Inc (Term Loan)	3M S + 5.00%	8.73%	11/26/2031	12,000	11,902	11,850	13.51
					11,902	11,850	13.51

Automobile Components
ATCDT Corp (Term Loan)	1M S + 3.50%	7.24%	1/25/2028	13,322	13,238	13,306	15.17
					13,238	13,306	15.17

Beverages
King Juice (Revolver) (6)	3M S + 3.35%	N/A	3/25/2027	—	(10)	—	—
					(10)	—	—

Commercial Services & Supplies
KDV Label (Term Loan)	3M S + 3.85%	7.50%	4/30/2029	8,033	8,033	7,962	9.08
KDV Label (Delayed Draw) (6)	1M S + 3.85%	7.50%	4/30/2029	541	541	511	0.58
Meridian Waste Acquisitions, LLC (Term Loan)	3M S + 3.88%	7.59%	8/30/2029	18,017	18,017	18,017	20.54
Meridian Waste Acquisitions, LLC (Delayed Draw) (6)	3M S + 3.88%	N/A	8/30/2029	—	—	—	—
Meridian Waste Acquisitions, LLC (Delayed Draw 2026 Term Loan) (6)	3M S + 3.88%	7.69%	8/30/2029	107	107	107	0.12
Meridian Waste Acquisitions, LLC (Revolver) (6)	3M S + 3.38%	7.21%	8/30/2029	1,035	1,035	1,035	1.18
					27,733	27,632	31.50

Containers & Packaging
Accord Buyer LLC (Term Loan)	1M S + 4.50%	8.24%	5/19/2028	8,472	8,418	8,250	9.40
Accord Buyer LLC (Term Loan B) (6)	1M S + 4.50%	8.24%	5/19/2028	1,343	1,343	1,280	1.46
Schoeneck Containers, LLC (Term Loan)	1M S + 4.10%	7.86%	5/7/2028	9,071	9,071	9,071	10.34
Schoeneck Containers, LLC (Delayed Draw)	1M S + 4.10%	7.86%	5/7/2028	4,634	4,634	4,634	5.28
					23,466	23,235	26.48

Financial Services
Forge Borrower, LLC (Term Loan)	3M S + 4.50%	8.23%	1/31/2033	1,750	1,733	1,733	1.98
MAI Capital Management Intermediate LLC (Term Loan)	3M S + 4.75%	8.48%	8/29/2031	7,760	7,756	7,721	8.80
Trimont Holdings LLC (Term Loan)	1M S + 2.75%	6.39%	5/31/2027	24,500	24,378	24,316	27.71
					33,867	33,770	38.49

Health Care Equipment & Supplies
MGS MFG. Group, Inc. (Term Loan)	1M S + 4.50%	8.24%	12/31/2028	9,746	9,746	9,673	11.03
MGS MFG. Group, Inc. (Delayed Draw)	1M S + 4.50%	8.24%	12/31/2028	1,180	1,180	1,171	1.33
					10,926	10,844	12.36
32

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
Health Care Providers & Services
Falcon Parent Holdings Inc (Term Loan)	3M S + 5.50% (Incl. 2.75% PIK)	9.15%	11/6/2031	$5,992	$5,919	$5,887	6.71%
					5,919	5,887	6.71

IT Services
BCM One, Inc. (Term Loan)	1M S + 4.50%	8.24%	11/17/2027	10,205	10,205	10,205	11.63
BCM One, Inc. (Delayed Draw)	1M S + 4.50%	8.24%	11/17/2027	1,479	1,479	1,479	1.69
					11,684	11,684	13.32

Life Sciences Tools & Services
TransnetYX, Inc (Term Loan)	3M S + 4.75%	8.48%	4/13/2027	8,074	8,074	8,074	9.20
					8,074	8,074	9.20

Machinery
Iris Acquisition, LLC (Term Loan)	1M S + 5.00%	8.61%	6/9/2033	28,000	27,720	27,720	31.59
LR Purchaser LLC (Term Loan)	3M S + 4.50%	8.23%	3/19/2031	21,818	21,505	21,518	24.53
Rental Equipment Investment Co. (Term Loan)	3M S + 4.75%	8.60%	10/8/2030	24,875	24,603	24,626	28.07
					73,828	73,864	84.19

Professional Services
ComPsych Investment Corp. (Term Loan)	3M S + 4.75%	8.41%	7/22/2031	24,624	24,601	24,624	28.07
Investor Group Services LLC (Term Loan)	1M S + 3.25%	7.00%	10/21/2027	11,378	11,311	11,278	12.85
Vensure Employer Services Inc (Term Loan)	3M S + 5.00%	8.77%	9/29/2031	11,820	11,773	11,761	13.40
					47,685	47,663	54.32

Real Estate Management & Development
Royal Property Company Borrower LLC (Term Loan A)	1M S + 3.75%	7.39%	5/1/2030	13,885	13,800	13,851	15.79
Royal Property Company Borrower LLC (Term Loan B)	3M S + 5.25%	8.89%	5/1/2031	2,625	2,599	2,599	2.96
Royal Property Company Borrower LLC (Delayed Draw) (6)	3M S + 5.25%	8.89%	5/1/2031	963	932	901	1.03
					17,331	17,351	19.78

Specialty Retail
Alliance Mobile Inc (Term Loan)	3M S + 3.50%	7.38%	8/1/2028	14,320	14,301	14,248	16.23
Alliance Mobile Inc (Incremental Term Loan 2024)	3M S + 3.50%	7.38%	8/1/2028	2,159	2,144	2,148	2.45
Alliance Mobile Inc (Incremental Term Loan 2026 5th Amendment)	3M S + 3.50%	7.38%	8/1/2028	3,500	3,469	3,483	3.97
Alliance Mobile Inc (Delayed Draw)	3M S + 3.50%	7.38%	8/1/2028	1,331	1,331	1,324	1.51
					21,245	21,203	24.16

Textiles, Apparel and Luxury Goods
Colorescience Inc (Term Loan)	3M S + 4.75%	8.74%	1/23/2032	15,066	14,923	15,066	17.17
					14,923	15,066	17.17
Total First Lien Secured Debt					$333,811	$333,429	380.05%
Total Investments at Fair Value					$333,811	$333,429	380.05%
33

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(1)	Unless otherwise indicated, debt investments held by the SBLA JV are denominated in USD and are income producing. All investments are pledged as collateral under a credit facility, unless otherwise indicated.

(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), which generally resets periodically. For each loan, the SBLA JV has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of June 30, 2026.

(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with U.S. GAAP.

(4)	Unless otherwise indicated, issuers of debt held by the SBLA JV are domiciled in the United States.

(5)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 -Investments”).

(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from the unfunded commitment being valued below par and/or unamortized fees, which are capitalized to the investment cost. As of June 30, 2026, the total unfunded loan commitment was approximately $23.6 million.
34

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table presents the consolidated schedule of investments of the SBLA JV as of December 31, 2025.

SBLA Private Credit LLC
Consolidated Schedule of Investments
December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
First Lien Secured Debt(4)(5)

Aerospace & Defense
Unical Aviation Inc (Term Loan)	1M S + 3.75%	7.47%	10/31/2029	$7,943	$7,869	$7,898	11.21%
					7,869	7,898	11.21

Air Freight & Logistics
RJW Logistics Group, Inc (Term Loan)	3M S + 5.00%	8.67%	11/26/2031	12,000	11,895	11,895	16.89
					11,895	11,895	16.89

Automobile Components
ATCDT Corp (Term Loan)	1M S + 3.50%	7.32%	1/25/2028	13,823	13,709	13,754	19.53
					13,709	13,754	19.53

Beverages
King Juice (Term Loan)	1M S + 4.35%	7.22%	3/25/2027	1,620	1,611	1,620	2.30
King Juice (Revolver) (6)	1M S + 4.35%	7.22%	3/25/2027	64	47	64	0.09
					1,658	1,684	2.39

Commercial Services & Supplies
KDV Label (Term Loan)	1M S + 3.85%	7.72%	4/30/2029	8,348	8,317	8,295	11.78
KDV Label (Delayed Draw) (6)	1M S + 3.85%	N/A	4/30/2029	—	(5)	(22)	(0.03)
Meridian Waste Acquisitions, LLC (Term Loan)	3M S + 3.38%	7.81%	8/30/2029	8,816	8,816	8,816	12.53
Meridian Waste Acquisitions, LLC (Delayed Draw) (6)	3M S + 3.38%	7.88%	8/30/2029	3,575	3,575	3,575	5.08
Meridian Waste Acquisitions, LLC (Revolver) (6)	3M P + 2.25%	9.00%	8/30/2029	977	977	977	1.39
					21,680	21,641	30.75

Construction & Engineering
Discovery Marketing And Distributing, LLC (Term Loan)	3M S + 4.00%	7.91%	8/10/2027	17,192	17,063	17,128	24.33
					17,063	17,128	24.33

Containers & Packaging
Accord Buyer LLC (Term Loan)	1M S + 4.50%	8.32%	5/19/2028	8,722	8,652	8,504	12.08
Accord Buyer LLC (Term Loan) (6)	1M S + 4.50%	8.32%	5/19/2028	1,377	1,377	1,317	1.87
					10,029	9,821	13.95

Financial Services
Trimont Holdings LLC (Term Loan)	1M S + 2.75%	6.47%	3/1/2030	25,900	25,704	25,641	36.42
					25,704	25,641	36.42

Health Care Equipment & Supplies
MGS MFG. Group, Inc. (Term Loan)	1M S + 4.50%	8.32%	5/31/2027	10,036	10,036	10,036	14.25
MGS MFG. Group, Inc. (Delayed Draw)	1M S + 4.50%	8.32%	5/31/2027	1,197	1,197	1,197	1.70
					11,233	11,233	15.95

Health Care Providers & Services
Falcon Parent Holdings Inc (Term Loan)	3M S + 5.00%	8.89%	11/6/2031	5,940	5,861	5,843	8.31
					5,861	5,843	8.31

Industrials
Fairbank Equipment (Term Loan)	3M S + 3.90%	7.72%	12/23/2026	9,060	8,981	8,992	12.77
Madison Safety & Flow LLC (Revolver) (6)	3M S + 2.75%	N/A	9/26/2029	—	—	—	—
					8,981	8,992	12.77
35

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
IT Services
BCM One, Inc. (Term Loan)	6M S + 4.50%	8.20%	11/17/2027	$10,263	$10,263	$10,263	14.58%
BCM One, Inc. (Delayed Draw)	6M S + 4.50%	8.80%	11/17/2027	1,571	1,571	1,571	2.23
					11,834	11,834	16.81

Leisure Products
Buffalo Games LLC (Term Loan)	1M S + 2.50%	6.32%	8/31/2027	2,673	2,673	2,673	3.80
					2,673	2,673	3.80

Life Sciences Tools & Services
TransnetYX, Inc (Term Loan)	3M S + 4.75%	8.42%	4/13/2027	9,931	9,931	9,931	14.11
					9,931	9,931	14.11

Machinery
Rental Equipment Investment Co. (Term Loan)	3M S + 4.50%	8.17%	10/8/2030	25,000	24,700	24,688	35.06
Seakeeper Technologies LLC (Term Loan)	3M S + 3.25%	7.09%	7/19/2027	17,971	17,838	17,903	25.43
					42,538	42,591	60.49

Professional Services
ComPsych Investment Corp. (Term Loan)	3M S + 4.75%	8.61%	7/22/2031	11,880	11,855	11,880	16.87
Investor Group Services LLC (Term Loan)	1M S + 3.25%	7.04%	10/21/2027	11,920	11,824	11,815	16.78
Vensure Employer Services Inc (Term Loan)	3M S + 5.00%	8.67%	9/29/2031	11,880	11,829	11,835	16.81
					35,508	35,530	50.46

Real Estate Management & Development
Royal Property Company Borrower LLC (Term Loan)	1M S + 3.75%	7.47%	2/2/2028	14,076	13,964	14,041	19.94
					13,964	14,041	19.94

Specialty Retail
Alliance Mobile Inc (Term Loan)	3M S + 3.50%	7.32%	8/1/2028	14,957	14,876	14,882	21.14
Alliance Mobile Inc (Term Loan)	3M S + 3.50%	7.32%	8/1/2028	2,251	2,232	2,240	3.18
Alliance Mobile Inc (Delayed Draw)	3M S + 3.50%	7.32%	8/1/2028	1,396	1,396	1,389	1.97
M&M Thrift Management Company LLC (Term Loan)	3M S + 2.25%	6.02%	12/1/2026	10,248	10,187	10,196	14.48
					28,691	28,707	40.77
Total First Lien Secured Debt					$280,821	$280,837	398.88%
Total Investments at Fair Value					$280,821	$280,837	398.88%

(1)	Unless otherwise indicated, debt investments held by the SBLA JV are denominated in USD and are income producing. All investments are pledged as collateral under a credit facility, unless otherwise indicated.

(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), which generally resets periodically. For each loan, the SBLA JV has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of December 31, 2025.

(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with U.S. GAAP.

(4)	Unless otherwise indicated, issuers of debt held by the SBLA JV are domiciled in the United States.

(5)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 -Investments”).

(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from the unfunded commitment being valued below par and/or unamortized fees, which are capitalized to the investment cost. As of December 31, 2025, the total unfunded loan commitment was approximately $15.8 million.
36

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

SBLA Private Credit LLC
Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table presents the consolidated statements of assets and liabilities information of the SBLA JV as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost $333,811 and $280,821, respectively)	$333,429	$280,837
Cash and cash equivalents	17,399	16,289
Interest receivable from non-controlled/non-affiliated investments	1,004	1,192
Receivable for investments sold	147	—
Total assets	$351,979	$298,318

LIABILITIES
Debt (net of deferred financing costs $2,335 and $2,600, respectively)	$257,465	$221,200
Interest payable	3,688	3,888
Distribution payable	2,500	2,304
Professional fees payable	343	211
Due to advisor	130	196
Administration fees payable	119	112
Total liabilities	$264,245	$227,911
MEMBERS’ EQUITY
Members’ equity	$87,734	$70,407
Total members’ equity	$87,734	$70,407
Total liabilities and members’ equity	$351,979	$298,318

The following table presents the consolidated statements of operations information of the SBLA JV for the three and six months ended June 30, 2026 and June 30, 2025:

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Investment income
Non-controlled/non-affiliated investments:
Interest income	$6,632	$3,509	$12,704	$5,723
Fee income	88	—	132	—
Total investment income	$6,720	$3,509	$12,836	$5,723

Expenses
Interest expense	$3,847	$2,207	$7,611	$3,335
Professional fees	159	56	323	102
Administration fees	121	41	230	41
Other general & administrative	94	—	97	—
Total expenses	$4,221	$2,304	$8,261	$3,478
Net expenses	$4,221	$2,304	$8,261	$3,478
Net investment income	$2,499	$1,205	$4,575	$2,245

Net realized and change in unrealized gain (loss)
Net change in unrealized gain (loss):
Non-controlled/non-affiliated investments	$93	$14	$(398)	$113
Net change in unrealized gain (loss)	$93	$14	$(398)	$113
Net realized and change in unrealized gain (loss)	$93	$14	$(398)	$113
Net increase (decrease) in net assets resulting from operations	$2,592	$1,219	$4,177	$2,358
37

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2026
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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the SMBC Revolving Credit Facility accrue interest at a rate per annum equal to the relevant rate plus an applicable margin of (a) with respect to any ABR Loan, (i) 0.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 0.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount; (b) with respect to any Term Benchmark Loan, (i) 1.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 1.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount, and (c) with respect to any RFR Loans, (i) 1.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 1.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount. In addition, the Company will pay a non-usage fee of 0.375% on the average daily unused amount of the revolving commitments under the SMBC Revolving Credit Facility. Capitalized terms are as defined in the SMBC Credit Agreement. As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the SMBC Revolving Credit Facility.

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

ABL Credit Facility with Bank of America

On January 23, 2025, PCF Financing entered into a revolving credit facility pursuant to a credit agreement (the “BofA ABL Credit Facility”), by and among PCF Financing, as borrower, the Company, as servicer, Bank of America, N.A. (“Bank of America”), as administrative agent and sole lead arranger and sole book manager, each of the lenders from time to time party thereto, and State Street Bank and Trust Company, as collateral custodian. The BofA ABL Credit Facility provides for, among other things, borrowings in U.S. dollars or certain other permitted currencies in an initial aggregate amount of up to $300 million, with an option for PCF Financing to elect, subject to certain conditions, to increase the maximum committed amount up to $400 million. On May 15, 2025, the Company increased the available borrowing capacity of the BofA ABL Credit Facility to $400 million. On November 18, 2025, the Company increased the available borrowing capacity of the BofA ABL Credit Facility to $450 million. On June 23, 2026, the Company increased the available borrowing capacity of the BofA ABL Credit Facility to $550 million.

38

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2026
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

The BofA ABL Credit Facility was amended as of October 2, 2025, which, among other things, reduced the applicable margin from a range of 1.60% to 1.85% per annum, subject to a floor of 1.80% per annum. The BofA ABL Credit Facility was further amended on June 23, 2026, which, among other things, reflect the appointment of Computershare Trust Company, N.A. to succeed State Street Bank and Trust Company as collateral custodian and securities intermediary.

As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the BofA ABL Credit Facility.

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

On April 23, 2026, PCF Financing 2 entered into Amendment No. 1 (“First Amendment”) to the Loan Agreement. The First Amendment provides for, among other things, an increase to the commitment amount from $300 million to $400 million. On June 1, 2026, PCF Financing 2 entered into Amendment No. 2 (“Second Amendment”) to the Loan Agreement. The Second Amendment provides for, among other things, an increase to the commitment amount from $400 million to $450 million.

Borrowings under the RBC ABL Credit Facility accrue interest at a rate per annum equal to the floating rate applicable to the currency of such borrowing (which, for U.S. dollar-denominated borrowings, is daily SOFR), plus an applicable margin ranging from 1.60% per annum to 2.00% per annum depending on the nature of the collateral securing the advances, subject to a floor of 0% per annum. In addition, PCF Financing 2 will pay a non-usage fee on the unused commitments under the facility equal to (i) during the first nine months after the Closing Date, $0.00; (ii) from the nine-month anniversary of the Closing Date to and including the Reinvestment Period End Date, (a) for each day during such period that the Advances Outstanding (as defined in the Loan Agreement) on such day are less than 50% of the Facility Amount (as defined in the Loan Agreement) on such day, an amount equal to the sum of the products for each such day during such period, of (I) one divided by 360, (II) 1.25%, and (III) the positive difference between (X) 50% of the Facility Amount minus (Y) the Advances Outstanding as of each such day; (b) for each day during such period that the Advances Outstanding on such day are greater than or equal to 50% but less than 75% of the Facility Amount on such day, an amount equal to the sum of the products for each such day during such period, of (I) one divided by 360, (II) 0.75%, and (III) the positive difference between (X) 75% of the Facility Amount minus (Y) the Advances Outstanding as of each such day; and (c) for each day during such period that the Advances Outstanding on such day are greater than or equal to 75% of the Facility Amount on such day, $0.00; and (iii) from the Reinvestment Period End Date to the termination date, $0.00. As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the RBC ABL Credit Facility.

39

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The Company’s outstanding debt obligations were as follows:

	As of June 30, 2026
	Aggregate Borrowing Capacity	Outstanding Principal		Less Unamortized Deferred Financing Costs	Carrying Value per Consolidated Statement of Assets and Liabilities
SMBC Revolving Credit Facility	$325,000	$144,200	(1)	$2,523	$141,677
BofA ABL Credit Facility	550,000	427,860		3,661	424,199
RBC ABL Credit Facility	450,000	337,472	(2)	1,628	335,844
Total	$1,325,000	$909,532		$7,812	$901,720

(1)	Net of $476 in unrealized appreciation related to foreign currency translations
(2)	Net of $(617) in unrealized depreciation related to foreign currency translations

The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2026.

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

(1)	Net of $(71) in unrealized depreciation related to foreign currency translations
(2)	Net of $(123) in unrealized depreciation related to foreign currency translations

The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2025.

The components of interest expense for the three and six months ended June 30, 2026, and June 30, 2025 were as follows:

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Borrowing interest expense	$10,809	$6,713	$20,645	$11,782
Facility unused fee	281	195	539	453
Amortization of deferred financing costs	464	238	882	753
Total	$11,554	$7,146	$22,066	$12,988

The following table summarizes the average debt outstanding and the weighted average interest cost:

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Combined weighted average interest rate (1)	5.66%	6.48%	5.62%	6.44%
Combined weighted average debt outstanding	$773,840	$420,457	$745,269	$371,160

(1)	Excludes facility unused fees and amortization of deferred financing costs.
40

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2026
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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2026 and December 31, 2025, the Company had $478,738 and $382,015, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans.

As of June 30, 2026 and December 31, 2025, $62.9 million and $78.4 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to the SBLA JV.

(7) SHAREHOLDERS’ CAPITAL

The following table summarizes the total Common Shares issued and proceeds received from the closings of the Company’s continuous private offerings that occurred for the six months ended June 30, 2026.

Date Received	Shares Issued	Proceeds Received
January 2, 2026	3,562,500	$89,490
February 2, 2026	1,899,681	47,644
March 2, 2026	536,078	13,348
April 1, 2026	1,752,181	43,437
May 1, 2026	379,963	9,415
June 1, 2026	231,222	5,732
Total	8,361,625	$209,066
41

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table summarizes the total Common Shares issued and proceeds received from the closings of the Company’s continuous private offerings that occurred for the six months ended June 30, 2025.

Date Received	Shares Issued	Proceeds Received
February 3, 2025	1,782,884	$45,000
March 3, 2025	849,604	21,410
April 1, 2025	513,669	12,965
May 1, 2025	800,756	20,131
June 2, 2025	1,204,565	30,282
	5,151,478	$129,788

Distribution Reinvestment Plan

Shareholders whose Common Shares are registered with State Street Bank and Trust Company (the “Agent”), will automatically be enrolled (the “Participants”) in the Company’s Dividend Reinvestment Plan (the “DRIP”). The Company will declare its income dividends or capital gains or other distributions (“Distributions”) payable in Common Shares, or, at the option of shareholders, in cash. Therefore, each Participant will have all Distributions, net of any applicable U.S. withholding taxes, on his or her Common Shares automatically reinvested (net of applicable withholding tax) in additional Common Shares, unless such Participant elects to receive such Distributions in cash by contacting the Agent. An election to receive cash may be revoked or reinstated at the election of the shareholder. On the payment date for a Distribution, the Agent shall receive newly issued Common Shares (“Additional Shares”), including fractions, from the Company for each Participant’s account. The number of Additional Shares to be credited shall be determined by dividing the dollar amount of the Distribution by the net asset value per Common Share on the payment date. The net asset value per Common Share on a particular date shall be the amount calculated on that date (or if not calculated on such date, the amount most recently calculated) by or on behalf of the Company in accordance with the Company’s current private placement memorandum. It is contemplated that the Company will pay dividends at least quarterly. If, for any reason beyond the control of the Agent, reinvestment of the Distributions cannot be completed within thirty (30) days after the applicable payment date for such Distribution, funds held by the Agent on behalf of a Participant will be distributed to that Participant.

The following table summarizes the Company’s distributions declared, paid and payable for the six months ended June 30, 2026:

Date Declared	Record Date	Payment Date	Per Share	Total Amount
January 23, 2026	January 31, 2026	February 25, 2026	$0.22	$5,413
February 24, 2026	February 28, 2026	March 26, 2026	0.22	5,838
March 23, 2026	March 31, 2026	April 29, 2026	0.22	5,966
April 20, 2026	April 30, 2026	May 29, 2026	0.22	6,358
May 26, 2026	May 31, 2026	June 26, 2026	0.22	6,450
June 23, 2026	June 30, 2026	July 28, 2026	0.22	6,509
Total				$36,534

The following table summarizes the amounts received and Common Shares issued to shareholders who have participated in the DRIP for the six months ended June 30, 2026:

Payment Date	DRIP Shares Issued	Amount per share	DRIP Shares Value
January 28, 2026	24,693	$25.12	$620
February 25, 2026	32,946	25.08	827
March 26, 2026	34,298	24.90	854
April 29, 2026	35,727	24.79	886
May 29, 2026	37,019	24.78	917
June 26, 2026	37,999	24.79	942
Total	202,682		$5,046
42

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table summarizes the Company’s distributions declared, paid and payable for the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Per Share	Total Amount
January 29, 2025	January 29, 2025	February 25, 2025	0.25	$2,017
February 26, 2025	February 26, 2025	March 27, 2025	0.24	2,365
March 27, 2025	March 27, 2025	April 28, 2025	0.24	2,569
April 24, 2025	April 30, 2025	May 27, 2025	0.24	2,692
May 22, 2025	May 30, 2025	June 27, 2025	0.24	2,885
June 24, 2025	June 30, 2025	July 28, 2025	0.23	3,044
				$15,572

The following table summarizes the amounts received and Common Shares issued to shareholders who have participated in the DRIP for the six months ended June 30, 2025:

Payment Date	DRIP Shares Issued	Amount ($) per share	DRIP Shares Value
April 28, 2025	343	$25.24	$9
May 27, 2025	1,195	$25.14	$30
June 27, 2025	8,726	$25.14	$219
Total			$258

As of June 30, 2026 and as of December 31, 2025, Lord Abbett and certain registered investment companies and other pooled vehicles advised by Lord Abbett collectively own approximately 84% and 99%, respectively, of the Company.

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

On April 30, 2026, under the Company’s share repurchase program, the Company made a tender offer to purchase up to 1,327,050.25 Common Shares, which represents approximately 5% of the Company’s outstanding shares as of February 28, 2026. The tender offer was for cash at a price equal to the net asset value per share as of June 30, 2026. The offer expired at 11:59 P.M., Eastern Time, on May 29, 2026. All repurchase requests validly tendered and not withdrawn were satisfied in full.

The following table summarizes the shares repurchased and consideration paid by the Company pursuant to its tender offers during the six months ended June 30, 2026.

Tender Offer Commencement	Repurchase Request Deadline	Amount of / Percentage of Outstanding Shares Offered to Repurchase	Pricing Date(2)	Price Paid Per Share	Amount Repurchased in Tender Offer	Number of Shares Repurchased in Tender Offer	Percentage of Outstanding Shares Repurchased in Tender Offer
30-Apr-26	29-May-26	1,327,050 / 5.00%(1)	30-Jun-26	$24.86	$3,468	139,488	0.53%

(1)	Reflects 5.00% of outstanding shares as of February 28, 2026.

(2)	The tender offer was for cash at a price equal to the net asset value per share as of this date.

During the six months ended June 30, 2025, there was no repurchase activity.

43

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

(8) CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the consolidated financial highlights for the six months ended June 30, 2026:

For the six months ended June 30, 2026
Per Share Data:(1)
Net asset value, at beginning of period	$25.12
Net investment income (loss)	1.32
Net realized and unrealized gain (loss)(2)	(0.26)
Net increase (decrease) in net assets resulting from operations	1.06
Distributions declared from net investment income(3)	(1.32)
Total increase (decrease) in net assets	(0.26)
Net asset value, end of period	24.86
Common Shares outstanding at end of period	29,446,002
Total return based on net asset value(4)	4.3%
Ratio/Supplemental Data:
Net assets at end of period	$732,129
Ratio of expenses before expense reimbursement to average net asset value(5)	9.9%
Ratio of net expenses to average net asset value(5)	9.7%
Ratio of net investment income to average net asset value(5)	10.8%
Asset coverage ratio	181%
Portfolio Turnover	25%

(1)	Per share data has been derived based on the weighted average number of shares outstanding for the six months ended June 30, 2026.

(2)	Net unrealized and realized gain (loss) per share may not correlate to the aggregate of the net realized and unrealized gain (loss) in the Consolidated Statement of Operations, primarily due to the timing of the issuance of the Common Shares.

(3)	The tax character of distributions is determined based on the total amount of taxable income for the full tax year and cannot be confirmed until after the close of the tax year. Accordingly, the tax character of the Company’s distributions as denoted herein may be re-characterized later based on taxable income for the full tax year.

(4)	Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company’s dividend reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fees, if any. Total returns for periods of less than 1 year are not annualized.

(5)	Annualized for the six months ended June 30, 2026.
44

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2026
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

Distributions

On July 21, 2026, the Company declared a distribution of approximately $0.22 per share to shareholders of record as of July 30, 2026 to be paid on or about August 27, 2026.

July and August 2026 Subscriptions

The Company received $91.2 million ($10.3 million of which was received prior to or on June 30, 2026 and is recorded in Subscriptions received in advance in our Consolidated Statements of Assets and Liabilities) of proceeds relating to the issuance of Common Shares for subscriptions effective July 1, 2026 and August 3, 2026.

Share Repurchases

On July 30, 2026, under the Company’s share repurchase program, the Company made a tender offer to purchase up to 1,465,813.51 Common Shares, which represents approximately 5% of the Company’s outstanding shares as of May 31, 2026. The tender offer is for cash at a price equal to the net asset value per share as of September 30, 2026. The offer will expire at 11:59 P.M., Eastern Time, on August 27, 2026.

45

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

OVERVIEW

We were formed on November 27, 2023, as a Delaware limited partnership named Lord Abbett Private Credit Fund 1, LP. On August 30, 2024, we converted to a Delaware statutory trust and were renamed Lord Abbett Private Credit Fund. We are a non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We are externally managed by the Adviser, which manages our day-to-day operations and provides us with investment advisory services pursuant to the terms of the Advisory Agreement. The Adviser is registered as an investment adviser with the SEC. The Company has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

46

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

Expense Support and Conditional Reimbursement Agreement

Pursuant to the Expense Support Agreement that we have entered into with the Adviser, the Adviser is obligated to advance all of our Other Operating Expenses (each, a “Required Expense Payment”) to the effect that such expenses do not exceed 0.70% (on an annualized basis) of the Company’s NAV. Any Required Expense Payment must be paid by the Adviser to us in any combination of cash or other immediately available funds and/or offset against amounts due from us to the Adviser or its affiliates. “Other Operating Expenses” means the Company’s organizational and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, excluding the Company’s base management and incentive fees owed to the Adviser, financing fees and costs (other than upfront fees on the Company’s initial credit facility), brokerage commissions, placement agent fees, costs and expenses of distributing and placing the Common Shares, extraordinary expenses and any interest expenses owed by the Company, all as determined in accordance with GAAP.

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

47

The following table presents a cumulative summary of the expense payments and reimbursement payments since the Company’s commencement of operations:

For the Quarter Ended	Required Expense Payments by Adviser	Required Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
March 31, 2024	$232	$—	$232	March 31, 2027
June 30, 2024	832	—	832	June 30, 2027
September 30, 2024	572	—	572	September 30, 2027
December 31, 2024	949	—	949	December 31, 2027
March 31, 2025	353	—	353	March 31, 2028
June 30, 2025	280	—	280	June 30, 2028
September 30, 2025	680	—	680	September 30, 2028
December 31, 2025	2,424	—	2,424	December 31, 2028
March 31, 2026	135	—	135	March 31, 2029
June 30, 2026	292	—	292	June 30, 2029
Total	$6,749	$—	$6,749

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio is presented below:

	As of June 30, 2026			As of December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Secured Debt	$1,464,741	$1,460,386	93%	$1,219,955	$1,217,362	93%
Second Lien Secured Debt	30,001	25,575	2	29,951	30,070	2
Equity	890	929	—(a)	890	890	—(a)
Investments in Joint Venture	77,101	76,767	5	61,592	61,606	5
Total Investments at Fair value	$1,572,733	$1,563,657	100%	$1,312,388	$1,309,928	100%

(a)	Amount is less than 1%

Our debt portfolio displayed the following characteristics of each of our investments:

	June 30, 2026	December 31, 2025
Number of portfolio companies	63	45
Percentage of performing debt bearing a floating rate	100%	100%
Percentage of performing debt bearing a fixed rate	0%	0%
Percentage of our total portfolio on non-accrual	0%	0%

The following table presents information concerning portfolio companies to which the Company has made loans:

Portfolio Company Metrics(1):
Median 12-month EBITDA:	$96 million
Weighted average net leverage:	5.0x(2)(3)
Weighted average loan to value:	44%(2)(4)
Weighted average interest coverage:	2.3x(2)(5)
Weighted average yield on debt investments, at cost:	9.4%(6)

(1)	Amounts were derived from the most recently available financial statements provided by portfolio companies which have not been independently verified by us and may reflect a normalized or adjusted amount. Such amounts have not been independently estimated by us, and accordingly, we take no responsibility for such numbers and make no representation or warranty in respect of this information.

(2)	Weighted average metrics are calculated as a percentage of funded par value of debt investments.

(3)	Net leverage is the ratio of total senior debt minus cash divided by EBITDA and taking into account leverage through the tranche to which the Company is a lender.

(4)	Calculated using total senior debt minus cash divided by total enterprise value estimated by the private equity sponsor or market comparables and taking into account leverage through the tranche to which the Company is a lender.

(5)	Interest coverage for a particular portfolio company is calculated by taking EBITDA and dividing by annualized latest reported interest expense.
48

(6)	Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, plus the annual unused fees, as applicable on debt securities divided by (b) total debt investments at par value included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.

Investment Activity

Our investment activity is presented below:

	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Investment Activity
Investments, beginning of period	$1,309,928	$472,588
New investments purchased	613,684	424,030
Payment-in-kind interest income capitalized	499	—
Investments sold or repaid	(357,038)	(40,234)
Net accretion of discount on investments	3,117	1,105
Net realized gain (loss) on investments	83	—
Net change in unrealized appreciation (depreciation)	(6,616)	(639)
Investments, end of period	$1,563,657	$856,850

Portfolio Companies
Portfolio Companies Beginning Period	45	22
Number of new investment commitments in portfolio companies	22	11
Number of investment commitments exited or fully repaid	4	2
Number of Portfolio Companies at period end	63	31
Count of investments	64	32
Count of industries	26	16

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the three months ended June 30, 2026	For the three months ended June 30, 2025
Total investment income	$36,830	$18,219
Less: Net expenses	17,356	9,586
Net investment income before taxes	19,474	8,633
Net investment income after taxes	19,474	8,633
Net change in unrealized appreciation (depreciation)	2,073	(982)
Net realized gain (loss)	19	(12)
Net increase (decrease) in net assets resulting from operations	$21,566	$7,639

	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Total investment income	$69,521	$32,644
Less: Net expenses	33,052	17,203
Net investment income before taxes	36,469	15,441
Net investment income after taxes	36,469	15,441
Net change in unrealized appreciation (depreciation)	(6,580)	(639)
Net realized gain (loss)	83	—
Net increase (decrease) in net assets resulting from operations	$29,972	$14,802

Investment Income

For the three months ended June 30, 2026, total investment income increased to $36.8 million from $18.2 million for the same period in the prior year, primarily driven by deployment of capital, interest income from our investments, and change in invested balance. The size of our investment portfolio at fair value increased to $1.6 billion at June 30, 2026 from $857 million at June 30, 2025. We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments, and changes in interest rates. The composition of our investment income for the three and six months ended June 30, 2026 and for the three and six months ended June 30, 2025 was as follows (dollars in thousands):

	For the three months ended June 30, 2026	For the three months ended June 30, 2025
Investment income:
Non-controlled/non-affiliated investments:
Interest income	$33,168	$16,517
Payment-in-kind interest income	251	—
Fee income	1,224	649
Controlled/affiliated investments:
Dividend income	2,187	1,053
Total Investment Income	$36,830	$18,219
49

	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Investment income:
Non-controlled/non-affiliated investments:
Interest income	$63,123	$29,434
Payment-in-kind interest income	499	—
Fee income	1,896	1,246
Controlled/affiliated investments:
Dividend income	4,003	1,964
Total Investment Income	$69,521	$32,644

Expenses:

Expenses were as follows:

	For the three months ended June 30, 2026	For the three months ended June 30, 2025
Expenses:
Interest expense	$11,554	$7,146
Income incentive fees	2,781	1,222
Management fees	1,808	764
Professional fees	725	523
Administration fees	452	192
Other general & administrative	328	67
Capital gains incentive fees	—	(79)
Amortization of offering costs	—	31
Total expenses	$17,648	$9,866
Expense reimbursement	(292)	(280)
Management fees waived	—	—
Net expenses	$17,356	$9,586

	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Expenses:
Interest expense	$22,066	$12,988
Income incentive fees	5,209	2,201
Management fees	3,437	1,366
Professional fees	1,392	944
Administration fees	859	342
Other general & administrative	516	137
Capital gains incentive fees	—	(35)
Amortization of offering costs	—	62
Total expenses	$33,479	$18,005
Expense reimbursement	(427)	(632)
Management fees waived	—	(170)
Net expenses	$33,052	$17,203

Total expenses before expense support for the three and six months ended June 30, 2026, consisted primarily of interest and debt financing expenses incurred in connection with our borrowings, accounting and reporting fees, and legal. The increase in total expenses before expense support for the three and six months ended June 30, 2026, increased compared to the three and six months ended June 30, 2025, primarily as a result of increased interest and debt financing expenses incurred in connection with our borrowings, increase in management fees due to an increase in the Company’s average net assets and an increase in income based incentive fees due to growth of the Company’s income. We anticipate expenses to continue to grow consistent with capital deployment and borrowings over time.

Interest and Other Financing Expenses

Interest expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs for the three and six months ended June 30, 2026 were $11,554 and $22,066, respectively. Total interest expense (including unused commitment fees, amortization of debt issuance costs and deferred financing costs for the three and six months ended June 30, 2025, was approximately $7,146 and $12,988, respectively. The increase in total interest expense was primarily driven by the growth our portfolio and corresponding increase in our debt facility usage. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three and six months ended June 30, 2026, was 5.66% and 5.62%, respectively. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three and six months ended June 30, 2025, was 6.48% and 6.44%, respectively.

Net realized gain (loss) and change in unrealized appreciation (depreciation)

Net realized gain (loss) and change in unrealized appreciation (depreciation) were as follows:

	For the three months ended June 30, 2026	For the three months ended June 30, 2025
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$23	$(12)
Foreign currency transactions	(4)	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	1,991	(994)
Controlled/affiliated investments	82	12
Net realized gain (loss) and change in unrealized appreciation (depreciation)	$2,092	$(994)

	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$81	$—
Foreign currency transactions	2	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(6,232)	(738)
Controlled/affiliated investments	(348)	99
Net realized gain (loss) and change in unrealized appreciation (depreciation)	$(6,497)	$(639)

For the three and six months ended June 30, 2026, net realized gain (loss) and change in unrealized appreciation (depreciation) was $2,092 and $(6,497), respectively, which was primarily the result of the changes in spreads in the primary and secondary markets.

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

Our primary use of cash is investments in portfolio companies, payments of our expenses, funding repurchases under our share repurchase program and payment of cash distributions to our shareholders. Details of our credit facilities are described in “Item 1: Consolidated Financial Statements --Notes to Consolidated Financial Statements --Note 5. Debt.” The average debt-to-equity leverage ratio during the period 3/31/2026 - 06/30/2026 was approximately 1.05x. We may also, from time to time, enter into new credit facilities, increase the size of existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

Unregistered Sales of Equity Securities

The following table summarizes the total Common Shares issued and proceeds received from the closings of the Company’s continuous private offerings that occurred for the six months ended June 30, 2026.

Date Received	Shares Issued	Proceeds Received
January 2, 2026	3,562,500	$89,490
February 2, 2026	1,899,681	47,644
March 2, 2026	536,078	13,348
April 1, 2026	1,752,181	43,437
May 1, 2026	379,963	9,415
June 1, 2026	231,222	5,732
Total	8,361,625	$209,066

The following table summarizes the total Common Shares issued and proceeds received from the closings of the Company’s continuous private offerings that occurred for the six months ended June 30, 2025.

Date Received	Shares Issued	Proceeds Received
February 3, 2025	1,782,884	$45,000
March 3, 2025	849,604	21,410
April 1, 2025	513,669	12,965
May 1, 2025	800,756	20,131
June 2, 2025	1,204,565	30,282
Total	5,151,478	$129,788

Distributions

The following table summarizes the Company’s distributions declared, paid and payable for the six months ended June 30, 2026:

Date Declared	Record Date	Payment Date	Per Share	Total Amount
January 23, 2026	January 31, 2026	February 25, 2026	$0.22	$5,413
February 24, 2026	February 28, 2026	March 26, 2026	0.22	5,838
March 23, 2026	March 31, 2026	April 29, 2026	0.22	5,966
April 20, 2026	April 30, 2026	May 29, 2026	0.22	6,358
May 26, 2026	May 31, 2026	June 26, 2026	0.22	6,450
June 23, 2026	June 30, 2026	July 28, 2026	0.22	6,509
Total				$36,534

The following table summarizes the Company’s distributions declared, paid and payable for the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Per Share	Total Amount
January 29, 2025	January 29, 2025	February 25, 2025	$0.25	$2,017
February 26, 2025	February 26, 2025	March 27, 2025	0.24	2,365
March 27, 2025	March 27, 2025	April 28, 2025	0.24	2,569
April 24, 2025	April 30, 2025	May 27, 2025	0.24	2,692
May 22, 2025	May 30, 2025	June 27, 2025	0.24	2,885
June 24, 2025	June 30, 2025	July 28, 2025	0.23	3,044
Total				$15,572
52

Dividend Reinvestment Plan

Shareholders whose Common Shares are registered with State Street Bank and Trust Company (the “Agent”), will automatically be enrolled (the “Participants”) in the Company’s Dividend Reinvestment Plan (the “DRIP”). The Company will declare its income dividends or capital gains or other distributions (“Distributions”) payable in Common Shares, or, at the option of the shareholder, in cash. Therefore, each Participant will have all Distributions, net of any applicable U.S. withholding taxes, on his or her Common Shares automatically reinvested (net of applicable withholding tax) in additional Common Shares, unless such Participant elects to receive such Distributions in cash by contacting the Agent. An election to receive cash may be revoked or reinstated at the election of the shareholder. On the payment date for a Distribution, the Agent shall receive newly issued Common Shares (“Additional Shares”), including fractions, from the Company for each Participant’s account. The number of Additional Shares to be credited shall be determined by dividing the dollar amount of the Distribution by the net asset value per Common Share on the payment date. The net asset value per Common Share on a particular date shall be the amount calculated on that date (or if not calculated on such date, the amount most recently calculated) by or on behalf of the Company in accordance with the Company’s current private placement memorandum. It is contemplated that the Company will pay dividends at least quarterly. If, for any reason beyond the control of the Agent, reinvestment of the Distributions cannot be completed within thirty (30) days after the applicable payment date for such Distribution, funds held by the Agent on behalf of a Participant will be distributed to that Participant.

The following table summarizes the amounts received and Common Shares issued to shareholders who have participated in the DRIP for the six months ended June 30, 2026:

Payment Date	DRIP Shares Issued	Amount per share	DRIP Shares Value
January 28, 2026	24,693	$25.12	$620
February 25, 2026	32,946	25.08	827
March 26, 2026	34,298	24.90	854
April 29, 2026	35,727	24.79	886
May 29, 2026	37,019	24.78	917
June 26, 2026	37,999	24.79	942
Total	202,682		$5,046

The following table summarizes the amounts received and Common Shares issued to shareholders who have participated in the DRIP for the six months ended June 30, 2025:

Payment Date	DRIP Shares Issued	Amount per share	DRIP Shares Value
April 28, 2025	343	$25.24	$9
May 27, 2025	1,195	25.14	30
June 27, 2025	8,726	25.14	219
Total	10,264		$258

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

On April 30, 2026, under the Company’s share repurchase program, the Company made a tender offer to purchase up to 1,327,050.25 Common Shares, which represents approximately 5% of the Company’s outstanding shares as of February 28, 2026. The tender offer was for cash at a price equal to the net asset value per share as of June 30, 2026. The offer expired at 11:59 P.M., Eastern Time, on May 29, 2026. All repurchase requests validly tendered and not withdrawn were satisfied in full.

The following table summarizes the shares repurchased and consideration paid by the Company pursuant to its tender offer during the three months ended June 30, 2026.

Tender Offer Commencement	Repurchase Request Deadline	Amount of / Percentage of Outstanding Shares Offered to Repurchase	Pricing Date(2)	Price Paid Per Share	Amount Repurchased in Tender Offer	Number of Shares Repurchased in Tender Offer	Percentage of Outstanding Shares Repurchased in Tender Offer

30-Apr-26	29-May-26	1,327,050 / 5.00%(1)	30-Jun-26	$24.86	$3,467,678	139,488	0.53%

(1)	Reflects 5.00% of outstanding shares as of February 28, 2026.
(2)	The tender offer was for cash at a price equal to the net asset value per share as of this date.

Debt

The Company’s outstanding debt obligations were as follows:

	As of June 30, 2026
	Aggregate Principal Committed	Outstanding Principal		Less Unamortized Deferred Financing Cost	Carrying Value per Consolidated Statement of Assets and Liabilities
SMBC Revolving Credit Facility	$325,000	$144,200	(1)	$2,523	$141,677
BofA ABL Credit Facility	550,000	427,860		3,661	424,199
RBC ABL Credit Facility	450,000	337,472	(2)	1,628	335,844
Total	$1,325,000	$909,532		$7,812	$901,720

(1)	Net of $476 in unrealized appreciation related to foreign currency translations
(2)	Net of ($617) in unrealized depreciation related to foreign currency translations

	As of December 31, 2025
	Aggregate Principal Committed	Outstanding Principal		Less Unamortized Deferred Financing Cost	Carrying Value per Consolidated Statement of Assets and Liabilities
SMBC Revolving Credit Facility	$325,000	$226,248	(1)	$2,879	$223,369
BofA ABL Credit Facility	450,000	406,300		2,298	404,002
RBC ABL Credit Facility	300,000	170,402	(2)	723	169,679
Total	$1,075,000	$802,950		$5,900	$797,050

(1)	Net of ($71) in unrealized depreciation related to foreign currency translations
(2)	Net of ($123) in unrealized depreciation related to foreign currency translations

RECENT DEVELOPMENTS

Refer to Note 9 – Subsequent Events to our Consolidated Financial Statements included in this Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis is based on our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements.

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

As of June 30, 2026, approximately 100.0% of our debt investments were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2026, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of June 30, 2026):

	Interest Income	Interest Expense	Net Income
Up 100 basis points	$15,130	$9,094	$6,036
Up 50 basis points	7,565	4,547	3,018
Down 50 basis points	(7,565)	(4,547)	(3,018)
Down 100 basis points	(15,130)	(9,094)	(6,036)
Down 200 basis points	(30,260)	(18,188)	(12,072)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the fiscal quarter ended June 30, 2026, there have been no material changes to the risk factors set forth in our Form 10-K except for the following:

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

Economic or other external events may also result in a significant volume of repurchase requests in a given period or on a sustained basis across periods. Most of our assets consist of instruments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have sufficient liquid resources to make repurchase offers. If we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time or held such assets to their maturity, and our results of operations and financial condition could be materially adversely affected.

Repurchase Program Risk. Our Board has adopted a share repurchase program, and may amend, suspend or terminate the share repurchase program at any time in its discretion. You may not be able to sell your Common Shares at all in the event our Board amends, suspends or terminates the share repurchase program. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The presence of large shareholders or platform concentrations may increase the likelihood of oversubscription in future repurchase offers, further constraining liquidity available to other shareholders. The share repurchase program has many limitations and should not be relied upon as a method to sell Common Shares promptly or at a desired price. Shareholders seeking liquidity may experience delays in fully liquidating their investments and will remain subject to NAV fluctuations during such periods. Significant repurchase requests, whether for a single period or for a sustained period, could also adversely affect our ability to conduct our investment program, strain our capacity to source investment opportunities and/or deploy capital promptly on attractive terms and/or increase operational complexity and/or expenses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 7 - Shareholders’ Capital” in this Report for the issuance of Common Shares for the three months ended June 30, 2026. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits and Financial Statement Schedules

(a) Exhibits

The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1*	Certificate of Trust
3.2*	Amended and Restated Declaration of Trust
3.3*	Bylaws
10.1**	First Amendment, dated April 23, 2026, to Loan and Security Agreement, dated December 1, 2025, by and among Lord Abbett Private Credit Fund, as collateral manager, Lord Abbett PCF Financing 2 LLC, as borrower, Royal Bank of Canada, as administrative agent and a lender, and Computershare Trust Company, N.A., as collateral agent and collateral custodian.
10.2***	Second Amendment, dated June 1, 2026, to Loan and Security Agreement, dated December 1, 2025, by and among Lord Abbett Private Credit Fund, as collateral manager, Lord Abbett PCF Financing 2 LLC, as borrower, Royal Bank of Canada, as administrative agent and a lender, ING Capital LLC, as a lender, and Computershare Trust Company, N.A., as collateral agent and collateral custodian.
10.3****	Omnibus Amendment to Loan Documents, dated June 23, 2026, by and among Lord Abbett PCF Financing LLC, as borrower, Lord Abbett Private Credit Fund, as servicer, Bank of America, N.A., as administrative agent, State Street Bank and Trust Company, as the resigning collateral custodian and resigning securities intermediary and Computershare Trust Company, N.A., as the successor collateral custodian and the successor securities intermediary.
10.4*****	Amendment to Supplement, dated June 9, 2026, to Transfer Agency and Service Agreement, dated October 4, 2024.
31.1*****	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
58

31.2*****	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1******	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2******	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS****	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH****	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104****	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56673) filed on October 4, 2024.
**	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2026.
***	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2026.
****	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2026.
*****	Filed herewith
******	Furnished herewith
59

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lord Abbett Private Credit Fund

Date: August 13, 2026	/s/ Stephan Kuppenheimer
Stephan Kuppenheimer Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2026	/s/ Salvatore Dona
Salvatore Dona
Chief Financial Officer and Treasurer (Principal Financial Officer)
60