Form 10-Q
period 2026-09-30
Lord Abbett Private Credit Fund
filed 2026-11-12
CIK 2008748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026, the registrant had 36,388,495 shares of common stock, $0.01 par value per share, outstanding.

Lord Abbett Private Credit Fund

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2026

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

Lord Abbett Private Credit Fund

Consolidated Statements of Assets and Liabilities (Unaudited)

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

	September 30, 2026	December 31, 2025
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost $1,758,489 and $1,250,796, respectively)	$1,749,210	$1,248,322
Controlled/affiliated investments (cost $80,629 and $61,592, respectively)	80,338	61,606
Total investments at fair value (cost $1,839,118 and $1,312,388, respectively)	$1,829,548	$1,309,928
Cash and cash equivalents	74,398	120,437
Interest receivable from non-controlled/non-affiliated investments	9,654	5,088
Dividend receivable from controlled/affiliated investments	2,541	2,016
Due from affiliate	1,214	1,012
Foreign currencies (cost $724 and $328, respectively)	707	330
Receivable for investments sold	363	14,927
Other assets	18	16
Total assets	$1,918,443	$1,453,754

LIABILITIES
Debt (net of deferred financing costs $7,425 and $5,900, respectively) (Note 5)	$993,613	$797,050
Subscriptions received in advance (Note 9)	28,038	89,530
Interest payable	11,290	6,996
Distribution payable	7,697	4,625
Income incentive fees payable (Note 3)	3,172	2,073
Professional fees payable	2,913	993
Due to affiliate	759	2,157
Management fees payable (Note 3)	724	441
Payable for fund shares repurchased (Note 7)	527	—
Administration fees payable (Note 3)	181	110
Accrued expenses and other liabilities	142	139
Payable for investments purchased	—	21,593
Total liabilities	$1,049,056	$925,707
Total net assets	$869,387	$528,047
Commitments and contingencies (Note 6)
NET ASSETS
Common shares, $0.01 par value (34,966,684 and 21,021,184 shares issued and outstanding, respectively, unlimited number of authorized shares)	$350	$210
Paid in capital in excess of par value	875,877	528,362
Total distributable earnings (accumulated loss)	(6,840)	(525)
Total net assets	$869,387	$528,047
Total liabilities and net assets	$1,918,443	$1,453,754
Net asset value per share	$24.86	$25.12

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund

Consolidated Statements of Operations (Unaudited)

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the three months ended September 30, 2026	For the three months ended September 30, 2025	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Investment income
Non-controlled/non-affiliated investments:
Interest income	$36,222	$20,722	$99,345	$50,156
Payment-in-kind interest income	255	—	754	—
Fee income	2,634	374	4,530	1,620
Controlled/affiliated investments:
Dividend income	2,542	1,931	6,545	3,895
Total investment income	$41,653	$23,027	$111,174	$55,671

Expenses
Interest expense	$12,801	$8,469	$34,867	$21,457
Income incentive fees (Note 3)	3,172	1,606	8,381	3,807
Management fees (Note 3)	2,027	1,004	5,464	2,370
Professional fees	1,882	1,070	3,274	2,014
Administration fees (Note 3)	507	250	1,366	592
Other general & administrative	314	65	830	202
Amortization of offering costs	—	—	—	62
Capital gains incentive fees (Note 3)	—	70	—	35
Total expenses	$20,703	$12,534	$54,182	$30,539
Expense reimbursement (Note 3)	$(1,249)	$(680)	$(1,676)	$(1,312)
Management fees waived (Note 3)	—	—	—	(170)
Net expenses	$19,454	$11,854	$52,506	$29,057
Net investment income (loss)	$22,199	$11,173	$58,668	$26,614

Net realized gain (loss) and change in unrealized appreciation (depreciation):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$5	$—	$88	$—
Net realized gain (loss)	$5	$—	$88	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$(417)	$765	$(6,649)	$27
Controlled/affiliated investments	43	143	(305)	242
Net change in unrealized appreciation (depreciation)	$(374)	$908	$(6,954)	$269
Net realized gain (loss) and change in unrealized appreciation (depreciation)	$(369)	$908	$(6,866)	$269
Net increase (decrease) in net assets resulting from operations	$21,830	$12,081	$51,802	$26,883

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the three months ended September 30, 2026	For the three months ended September 30, 2025	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$22,199	$11,173	$58,668	$26,614
Net realized gain (loss)	5	—	88	—
Net change in unrealized appreciation (depreciation)	(374)	908	(6,954)	269
Net increase (decrease) in net assets resulting from operations	$21,830	$12,081	$51,802	$26,883

Distributions to common shareholders:
Distributions from net investment income	$(21,582)	$(10,847)	$(58,116)	$(26,419)
Net decrease in net assets resulting from distributions	$(21,582)	$(10,847)	$(58,116)	$(26,419)

Capital share transactions:
Proceeds from shares sold	$134,427	$84,282	$343,493	$214,070
Distributions reinvested	3,110	1,110	8,156	1,368
Repurchase of common shares	(527)	—	(3,995)	—
Net increase (decrease) from capital share transactions	$137,010	$85,392	$347,654	$215,438
Total increase (decrease) in net assets	$137,258	$86,626	$341,340	$215,902
Net assets, beginning of period	$732,129	$332,815	$528,047	$203,539
Net assets, end of period	$869,387	$419,441	$869,387	$419,441

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund

Consolidated Statements of Cash Flows (Unaudited)

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$51,802	$26,883
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	(88)	—
Net change in unrealized (appreciation) depreciation	6,954	(269)
Purchases of investments	(960,054)	(567,670)
Payment-in-kind interest income capitalized	(754)	—
Proceeds from sales and principal repayments	438,802	91,947
Net amortization (accretion) on investments	(4,636)	(1,884)
Amortization of deferred financing costs	1,409	1,028
Amortization of deferred offering costs	—	62
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(4,566)	819
Dividend receivable from controlled/affiliated investments	(525)	(1,652)
Due from affiliate	(202)	90
Receivable for investments sold	14,564	15
Other assets	(2)	(19)
Interest payable	4,294	2,552
Income incentive fees payable	1,099	893
Professional fees payable	1,920	542
Due to affiliate	(1,398)	(1,197)
Management fees payable	283	348
Administration fees payable	71	9
Accrued expenses and other liabilities	3	19
Payable for investments purchased	(21,593)	—
Capital gains incentive fees payable	—	33
Net cash provided by (used in) operating activities	$(472,617)	$(447,451)

Cash flows from financing activities:
Borrowings of debt	1,129,350	674,511
Repayments of debt	(931,091)	(507,393)
Subscriptions received in advance	28,038	—
Proceeds from shares sold	253,963	214,070
Repurchase of common shares, net of payable for fund shares repurchased	(3,468)	—
Income distributions to common shareholders, net of distributions payable and reinvested	(46,888)	(21,393)
Deferred financing costs paid	(2,949)	(1,960)
Net cash provided by (used in) financing activities	$426,955	$357,835
Net increase (decrease) in cash, cash equivalents and foreign currencies	(45,662)	(89,616)
Cash, cash equivalents and foreign currencies at beginning of period	120,767	113,767
Cash, cash equivalents, and foreign currencies at end of period	$75,105	$24,151

Supplemental cash flow information
Interest paid during the period	$29,163	$17,877
Reinvestment of distributions during the period	$8,156	$1,368
Payment-in-kind interest income	$754	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund

Consolidated Schedule of Investments (Unaudited)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Secured Debt(4) (5)
Aerospace & Defense
AA&D Midco Inc (Term Loan)	3M S + 4.25%	8.32%	11/29/2030	$37,474	$37,207	$37,474	4.31%
AA&D Midco Inc (Delayed Draw 2024)	3M S + 4.25%	8.32%	11/29/2030	4,117	4,089	4,117	0.47
AA&D Midco Inc (Revolver)(6)	3M S + 4.25%	8.32%	11/29/2030	335	275	335	0.04
Accel International Holdings Inc (Term Loan)	1M S + 4.25%	8.15%	4/26/2032	568	565	568	0.07
Accel International Holdings Inc (Revolver)(6)	1M S + 4.25%	N/A	4/26/2032	—	(9)	—	—
Advanced Integration Technology LP (Term Loan)	1M S + 5.75%	9.65%	6/1/2033	40,737	40,345	40,330	4.64
Electro Methods (Term Loan)	3M S + 4.50%	8.26%	2/23/2032	29,174	28,820	29,138	3.35
Electro Methods (Revolver)(6)	3M S + 4.50%	N/A	2/23/2032	—	(82)	(9)	—
International Aerospace Coatings Holdings LP (Term Loan)(7)	3M S + 5.25%	8.89%	5/14/2032	28,647	28,218	28,289	3.25
International Aerospace Coatings Holdings LP (Delayed Draw)(6) (7)	3M S + 5.25%	9.01%	5/14/2032	1,276	1,244	1,221	0.14
					140,672	141,463	16.27
Air Freight & Logistics
Auctane, Inc. (6th Amendment Incremental Term Loan 2026)	3M S + 5.75%	9.51%	6/1/2033	51,532	50,786	50,888	5.85
eShipping LLC (Term Loan)	3M S + 4.25%	8.32%	12/23/2032	32,878	32,728	32,878	3.78
eShipping LLC (Delayed Draw)(6)	3M S + 4.25%	N/A	12/23/2032	—	(28)	—	—
eShipping LLC (Revolver)(6)	3M S + 4.25%	N/A	12/23/2032	—	(28)	—	—
ICAT Intermediate Holdings LLC (Term Loan)	1M S + 6.25%	10.15%	3/1/2029	27,301	26,999	26,755	3.08
ICAT Intermediate Holdings LLC (Delayed Draw)	1M S + 6.25%	10.15%	3/1/2029	13,754	13,605	13,479	1.55
ICAT Intermediate Holdings LLC (Revolver)(6)	1M S + 6.25%	N/A	3/1/2029	—	(36)	(57)	(0.01)
ICAT Intermediate Holdings LLC (Delayed Draw 2026 5th Amendment)	1M S + 6.25%	10.01%	3/1/2029	7,902	7,797	7,744	0.89
ICAT Intermediate Holdings LLC (Term Loan 2026)	1M S + 6.25%	10.01%	3/1/2029	12,248	12,017	12,003	1.38
ICAT Intermediate Holdings LLC (Delayed Draw 2026 Term Loan A)	1M S + 6.25%	10.15%	3/1/2029	3,269	3,208	3,204	0.37
ICAT Intermediate Holdings LLC (Delayed Draw 2026 Term Loan B)	1M S + 6.25%	10.07%	3/1/2029	1,760	1,710	1,725	0.20
RJW Logistics Group, Inc (Delayed Draw 2024)(6)	3M S + 5.00%	8.76%	11/26/2031	2,945	2,932	2,915	0.34
RJW Logistics Group, Inc (Term Loan 2024)	3M S + 5.00%	9.07%	11/26/2031	34,633	34,357	34,329	3.95
RJW Logistics Group, Inc (Delayed Draw 2025)(6)	3M S + 5.00%	N/A	11/26/2031	—	(12)	(25)	—
RJW Logistics Group, Inc (Term Loan 2025)	3M S + 5.00%	9.07%	11/26/2031	17,101	16,950	16,952	1.95
					202,985	202,790	23.33
Building Materials
CP Atlas Buyer, Inc. (Term Loan)(8)	1M S + 5.25%	9.15%	7/8/2030	14,256	13,809	11,765	1.35
					13,809	11,765	1.35
Commercial Services & Supplies
Ambient Enterprises Holdco LLC, (Term Loan 2025 2nd Amendment)	3M S + 5.50%	9.57%	6/28/2030	380	375	375	0.04
Ambient Enterprises Holdco LLC, (Delayed Draw 2024)	3M S + 5.50%	9.57%	6/28/2030	421	418	415	0.05
Ambient Enterprises Holdco LLC, (Term Loan 2025 3rd Amendment)	3M S + 5.50%	9.57%	6/28/2030	309	304	304	0.04
Ambient Enterprises Holdco LLC, (Delayed Draw 2025 Term Loan C)	3M S + 5.50%	9.57%	6/28/2030	518	514	511	0.06
Ambient Enterprises Holdco LLC, (Delayed Draw 2025 Term Loan B)	3M S + 5.50%	9.57%	6/28/2030	650	646	641	0.07
Ambient Enterprises Holdco LLC, (Term Loan 2024)	3M S + 5.50%	9.57%	6/28/2030	6,891	6,838	6,796	0.78
Ambient Enterprises Holdco LLC, (Delayed Draw 2026 Term Loan D)(6)	3M S + 5.50%	9.57%	6/28/2030	134	130	131	0.02
Ambient Enterprises Holdco LLC, (Term Loan 2026 5th Amendment)	3M S + 5.50%	9.57%	6/28/2030	1,543	1,517	1,522	0.18
Cards-Live Oak Holdings, Inc. (Term Loan)	3M S + 4.75%	8.82%	10/21/2032	17,890	17,812	17,733	2.04

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedule of Investments (Unaudited) (Continued)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Cards-Live Oak Holdings, Inc. (Revolver)(6)	3M S + 4.75%	8.82%	10/21/2032	$3,018	$3,004	$2,988	0.34%
Cards-Live Oak Holdings, Inc. (Delayed Draw)(6)	3M S + 4.75%	8.82%	10/21/2032	5,575	5,536	5,513	0.63
JFL-Atomic AcquisitionCo, Inc. (Term Loan)	3M S + 4.75%	8.48%	2/20/2031	45,772	45,220	45,085	5.19
JFL-Atomic AcquisitionCo, Inc. (Delayed Draw)(6)	3M S + 4.75%	8.59%	2/20/2031	18,418	18,191	18,118	2.08
JFL-Atomic AcquisitionCo, Inc. (Revolver)(6)	1M S + 4.75%	8.65%	2/20/2031	1,270	1,165	1,135	0.13
JFL-Atomic AcquisitionCo, Inc. (Delayed Draw 2026 3rd Amendment)(6)	3M S + 4.75%	N/A	2/20/2031	—	(152)	(308)	(0.03)
Pearl Acquisition Buyer, Inc. (Revolver)(6)	3M S + 4.50%	8.57%	12/31/2032	1,793	1,775	1,773	0.20
Pearl Acquisition Buyer, Inc. (Delayed Draw)(6)	3M S + 4.50%	N/A	12/31/2032	—	(22)	(49)	(0.01)
Pearl Acquisition Buyer, Inc. (Term Loan)	3M S + 4.50%	8.57%	12/31/2032	34,320	34,167	34,149	3.93
					137,438	136,832	15.74
Construction & Engineering
Accelevation LLC (4th Amendment Term Loan 2026)	1M S + 5.25%	9.15%	1/2/2031	24,882	24,527	24,882	2.86
NDT Global Holding Inc. (Delayed Draw)(6) (7)	1M S + 4.50%	N/A	6/4/2032	—	(95)	(66)	(0.01)
					24,432	24,816	2.85
Containers & Packaging
Schoeneck Containers, LLC (Revolver)(6)	1M S + 4.10%	8.12%	5/7/2028	2,148	2,148	2,148	0.25
					2,148	2,148	0.25
Diversified Telecommunication Services
Spectrotel MidCo II LLC (Delayed Draw)(6)	3M S + 5.25%	N/A	9/30/2033	—	(20)	(20)	—
Spectrotel MidCo II LLC (Revolver)(6)	3M S + 5.25%	N/A	9/30/2033	—	(59)	(59)	(0.01)
Spectrotel MidCo II LLC (Term Loan)	3M S + 5.25%	9.32%	9/30/2033	24,478	24,172	24,172	2.78
					24,093	24,093	2.77
Electrical Equipment
AMP Purchaser, LLC (Term Loan)	1M S + 4.50%	8.40%	4/1/2033	21,478	21,377	21,451	2.47
AMP Purchaser, LLC (Revolver)(6)	1M S + 4.50%	N/A	4/1/2033	—	(13)	(3)	—
Centaur Holdings III LLC (Term Loan)	3M S + 4.50%	8.57%	9/5/2031	33,811	33,519	33,811	3.89
Centaur Holdings III LLC (Revolver)(6)	3M S + 4.50%	8.57%	9/5/2031	2,411	2,375	2,411	0.28
Centaur Holdings III LLC (Delayed Draw)(6)	3M S + 4.50%	8.57%	9/5/2031	2,086	2,055	2,086	0.24
Cowboys Acquisition Inc. (Term Loan)(6)	3M S + 4.75%	8.85%	9/28/2033	17,601	17,425	17,425	2.00
Cowboys Acquisition Inc. (Delayed Draw)(6)	3M S + 4.75%	N/A	9/28/2033	—	(52)	(52)	(0.01)
Livewire Acquisition, Inc. (1st Amendment Incremental Term Loan)	1M S + 4.75%	8.65%	12/31/2032	34,373	34,031	34,031	3.92
Livewire Acquisition, Inc. (Revolver)(6)	1M S + 4.75%	N/A	12/31/2032	—	(114)	(114)	(0.01)
Maverick Power, LLC (Term Loan)	3M S + 5.00%	8.75%	5/4/2031	21,757	21,468	22,192	2.55
Spark Buyer, LLC (Term Loan)	3M S + 5.25%	8.97%	10/15/2031	46,055	45,517	42,888	4.93
Spark Buyer, LLC (Revolver)(6)	3M S + 5.25%	9.32%	10/15/2031	5,531	5,428	4,887	0.56
					183,016	181,013	20.82
Financial Services
Empower Payments Investor, LLC (Term Loan)	3M S + 4.75%	8.57%	3/12/2031	7,741	7,685	7,741	0.89
Empower Payments Investor, LLC (Delayed Draw)(6)	3M S + 4.75%	N/A	3/12/2031	—	(44)	—	—
Forge Borrower, LLC (Revolver)(6)	3M S + 4.25%	N/A	1/31/2033	—	(5)	—	—
Forge Borrower, LLC (Delayed Draw)(6)	3M S + 4.25%	N/A	1/31/2033	—	(11)	—	—
MAI Capital Management Intermediate LLC (Revolver)(6)	3M S + 4.75%	N/A	8/29/2031	—	(1)	(9)	—
MAI Capital Management Intermediate LLC (Delayed Draw)(6)	3M S + 4.75%	N/A	8/29/2031	—	(31)	(24)	—
					7,593	7,708	0.89
Food Products
Frozen Garlic Bread Holdings Inc (Delayed Draw)(6) (7)	3M S + 4.75%	N/A	2/6/2032	—	(30)	(199)	(0.02)
Frozen Garlic Bread Holdings Inc (Term Loan)(7)	3M S + 4.75%	8.82%	2/6/2032	34,284	34,128	33,255	3.83
Frozen Garlic Bread Holdings Inc (Revolver)(6) (7)	3M S + 4.75%	8.82%	2/6/2032	1,723	1,703	1,590	0.18
					35,801	34,646	3.99

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedule of Investments (Unaudited) (Continued)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Health Care Equipment & Supplies
MGS MFG. Group, Inc. (Revolver)(6)	1M P + 3.50%	10.50%	12/31/2028	$1,435	$1,431	$1,401	0.16%
MGS MFG. Group, Inc. (Term Loan)	1M S + 4.50%	8.50%	12/31/2028	10,921	10,877	10,812	1.24
MGS MFG. Group, Inc. (Delayed Draw)	1M S + 4.50%	8.50%	12/31/2028	1,726	1,704	1,688	0.19
MGS MFG. Group, Inc. (1st Amendment Term Loan)	1M S + 4.50%	8.50%	12/31/2028	5,691	5,691	5,635	0.65
StateServ Acquisition, Inc. (Revolver)(6)	3M S + 4.50%	N/A	7/18/2033	—	(15)	(15)	—
StateServ Acquisition, Inc. (Delayed Draw)(6)	3M S + 4.50%	N/A	7/18/2033	—	(8)	(8)	—
					19,680	19,513	2.24
Health Care Providers & Services
Continental Buyer Inc (Revolver)(6)	1M S + 4.75%	N/A	4/2/2031	—	(49)	(27)	—
Continental Buyer Inc (Term Loan 2024)	1M S + 4.75%	8.65%	4/2/2031	44,350	43,887	44,129	5.08
Continental Buyer Inc (2 Incremental Term Loan 2025)	1M S + 4.75%	8.65%	4/2/2031	5,751	5,726	5,722	0.66
Continental Buyer Inc (Delayed Draw)(6)	1M S + 4.75%	8.65%	4/2/2031	329	326	323	0.04
Falcon Parent Holdings Inc (Term Loan)	3M S + 5.50% (Incl. 2.75% PIK)	9.26%	11/6/2031	36,348	36,027	35,712	4.11
Falcon Parent Holdings Inc (Revolver)(6)	3M S + 5.00%	8.75%	11/6/2031	523	477	450	0.05
Falcon Parent Holdings Inc (Delayed Draw)(6)	3M S + 5.50% (Incl. 2.75% PIK)	N/A	11/6/2031	—	(63)	(49)	(0.01)
Genova Diagnostics, Inc. (Term Loan)	1M S + 6.75%	10.65%	12/23/2030	12,440	12,141	12,035	1.38
Genova Diagnostics, Inc. (Delayed Draw)	1M S + 6.75%	10.65%	12/23/2030	1,338	1,306	1,294	0.15
Genova Diagnostics, Inc. (Revolver)(6)	1M S + 6.75%	N/A	12/23/2030	—	(23)	(31)	—
SCHP Purchaser, Inc. (Incremental Term Loan A 2026)	3M S + 5.00%	8.82%	10/22/2032	10,459	10,360	10,446	1.20
SMG Operating CO LLC (Term Loan)	1M S + 5.00%	8.69%	12/5/2030	33,034	32,607	32,332	3.72
SMG Operating CO LLC (Revolver)(6)	1M S + 5.00%	N/A	12/5/2030	—	(52)	(87)	(0.01)
SMG Operating CO LLC (Delayed Draw)(6)	1M S + 5.00%	N/A	12/5/2030	—	(37)	(125)	(0.02)
					142,633	142,124	16.35
Hotels, Restaurants & Leisure
Excursions Buyer, LLC (Term Loan)	3M S + 5.50%	9.27%	11/21/2031	16,304	16,160	16,182	1.86
					16,160	16,182	1.86
Insurance
World Insurance Associates, LLC (Delayed Draw 2025)	3M S + 5.00%	9.07%	4/3/2030	4,983	4,965	4,933	0.57
World Insurance Associates, LLC (Revolver)(6)	3M S + 5.00%	N/A	4/3/2030	—	(1)	(3)	—
World Insurance Associates, LLC (Tranche 2 Delayed Draw 2026)(6)	3M S + 5.00%	N/A	4/3/2030	—	(167)	(355)	(0.04)
					4,797	4,575	0.53
IT Services
Association Resource Group, LLC (Delayed Draw)(6)	3M S + 4.75%	N/A	2/2/2033	—	(100)	(193)	(0.02)
Association Resource Group, LLC (Term Loan)	3M S + 4.75%	8.48%	2/2/2033	27,275	27,021	27,036	3.11
Association Resource Group, LLC (Revolver)(6)	3M S + 4.75%	N/A	2/2/2033	—	(57)	(55)	(0.01)
BCM One, Inc. (Delayed Draw)	1M S + 4.50%	8.50%	11/17/2027	4,424	4,424	4,424	0.51
BCM One, Inc. (Term Loan)	1M S + 4.50%	8.50%	11/17/2027	9,494	9,494	9,494	1.09
Bridgepointe Technologies, LLC (Term Loan)	3M S + 4.75%	8.82%	4/18/2033	36,191	35,847	35,965	4.14
Bridgepointe Technologies, LLC (Delayed Draw)(6)	3M S + 4.75%	8.82%	4/18/2033	2,545	2,467	2,456	0.28
Bridgepointe Technologies, LLC (Revolver)(6)	3M S + 4.75%	N/A	4/18/2033	—	(44)	(30)	(0.01)
Earth Resources Technology, LLC (Term Loan B)	3M S + 5.00%	8.74%	2/17/2033	68,011	66,667	66,667	7.67
GCOM (Term Loan)	3M S + 7.50%	11.52%	8/21/2029	26,688	26,522	26,688	3.07
Uptime Institute (Term Loan)	1M S + 5.00%	8.78%	1/12/2029	14,062	14,036	14,062	1.62
					186,277	186,514	21.45
Leisure Products
Reveal Midco, LLC (Term Loan)	3M S + 5.50%	9.48%	9/17/2032	28,135	27,576	27,576	3.17
Reveal Midco, LLC (Revolver)(6)	3M S + 5.50%	N/A	9/17/2031	—	(51)	(51)	—
					27,525	27,525	3.17

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedule of Investments (Unaudited) (Continued)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Life Sciences Tools & Services
TransnetYX, Inc (Term Loan)	3M S + 4.75%	8.82%	4/13/2027	$10,277	$10,277	$10,277	1.18%
					10,277	10,277	1.18
Machinery
Iris Acquisition, LLC (Term Loan)	1M S + 5.00%	8.77%	6/9/2033	233	230	230	0.03
Iris Acquisition, LLC (Revolver)(6)	1M S + 5.00%	8.77%	6/9/2033	4,437	4,372	4,369	0.50
Iris Acquisition, LLC (Delayed Draw)(6)	1M S + 5.00%	N/A	6/9/2033	—	(19)	(40)	(0.01)
Komline-Sanderson Group, Inc. (Revolver)(6)	3M S + 5.75%	9.49%	9/6/2029	908	891	891	0.10
Komline-Sanderson Group, Inc. (Term Loan 2024)	3M S + 5.75%	9.70%	9/6/2029	10,166	10,065	10,065	1.16
Komline-Sanderson Group, Inc. (Term Loan 2025 1st Amendment)	1M S + 5.75%	9.65%	9/6/2029	4,619	4,574	4,574	0.53
Komline-Sanderson Group, Inc. (Term Loan 2026 2nd Amendment)(6)	3M S + 5.75%	9.79%	9/6/2029	4,102	3,963	3,963	0.46
LR Purchaser LLC (Revolver)(6)	1M S + 4.25%	N/A	3/19/2031	—	(65)	(67)	(0.01)
Rental Equipment Investment Co. (Term Loan)	6M S + 5.00%	8.85%	10/8/2030	4,632	4,583	4,585	0.53
Rental Equipment Investment Co. (Revolver)(6)	6M S + 5.00%	9.26%	10/8/2030	4,320	4,266	4,267	0.49
Solve Industrial Motion Group LLC (Delayed Draw)(6)	1M S + 4.75%	8.53%	6/30/2027	25,737	25,636	25,681	2.95
Solve Industrial Motion Group LLC (Term Loan)	1M S + 4.50%	8.28%	6/30/2027	2,329	2,305	2,320	0.27
					60,801	60,838	7.00
Personal Care Products
Arkas Bidco Limited (Term Loan)(7) (9)	3M S + 5.75%	9.48%	11/8/2032	28,698	28,177	28,411	3.27
					28,177	28,411	3.27
Pharmaceuticals
Meta Buyer LLC (Term Loan 2025 AUD)	3M B + 5.25%	9.76%	12/22/2031	19,634	12,863	13,532	1.56
Meta Buyer LLC (Term Loan 2025 USD)	3M S + 5.25%	9.00%	12/22/2031	13,996	13,871	13,891	1.60
Meta Buyer LLC (Term Loan 2025 EUR)	3M E + 5.25%	7.56%	12/22/2031	16,678	19,354	18,745	2.15
Meta Buyer LLC (Delayed Draw 2025 Term Loan USD)(6)	3M S + 5.25%	9.00%	12/22/2031	1,866	1,803	1,801	0.21
Meta Buyer LLC (Revolver)(6)	3M S + 5.25%	9.30%	12/22/2031	1,702	1,653	1,660	0.19
Meta Buyer LLC (Specified Delayed Draw 2025)	3M S + 5.25%	9.00%	12/22/2031	4,337	4,305	4,304	0.49
					53,849	53,933	6.20
Professional Services
Accordion Partners LLC (Revolver)(6)	3M S + 5.00%	N/A	11/17/2031	—	(16)	(19)	—
Accordion Partners LLC (Delayed Draw)(6)	3M S + 5.00%	9.07%	11/17/2031	5,421	5,359	5,307	0.61
Accordion Partners LLC (Term Loan)	3M S + 5.00%	8.98%	11/17/2031	30,615	30,545	30,462	3.50
Aprio Advisory Group, LLC (Revolver)(6)	3M S + 4.75%	N/A	8/1/2031	—	(34)	(49)	(0.01)
Aprio Advisory Group, LLC (Delayed Draw)(6)	3M S + 4.75%	8.82%	8/1/2031	4,040	3,826	3,430	0.39
Cherry Bekaert Advisory LLC (Revolver)(6)	3M S + 5.00%	N/A	6/28/2030	—	(22)	(42)	—
Cherry Bekaert Advisory LLC (Delayed Draw 2025 6th Amendment Term Loan)	3M S + 4.75%	8.82%	6/28/2030	1,625	1,602	1,596	0.18
Cherry Bekaert Advisory LLC (Term Loan)	3M S + 4.75%	8.82%	6/28/2030	4,040	3,983	3,969	0.46
Cherry Bekaert Advisory LLC (Delayed Draw)	3M S + 4.75%	8.82%	6/28/2030	1,665	1,641	1,636	0.19
Cherry Bekaert Advisory LLC (Delayed Draw 2023 1st Amendment Term Loan)	3M S + 4.75%	8.82%	6/28/2030	1,285	1,267	1,262	0.15
Cherry Bekaert Advisory LLC (1st Lien Incremental Term Loan 2023)	3M S + 4.75%	8.82%	6/28/2030	987	973	969	0.11
Cherry Bekaert Advisory LLC (Term Loan 2025 6th Amendment)	3M S + 4.75%	8.82%	6/28/2030	1,625	1,602	1,596	0.18
Cherry Bekaert Advisory LLC (Incremental Term Loan 2026 8th Amendment)	3M S + 5.00%	9.07%	6/28/2030	11,309	11,113	11,196	1.29
Cherry Bekaert Advisory LLC (Delayed Draw 2026 8th Amendment Term Loan)(6)	3M S + 5.00%	N/A	6/28/2030	—	(113)	(113)	(0.01)
ComPsych Investment Corp. (Delayed Draw)(6)	3M S + 4.75%	N/A	7/22/2031	—	(38)	(71)	(0.01)
ComPsych Investment Corp. (Term Loan)	3M S + 4.75%	8.48%	7/22/2031	24,078	23,966	23,957	2.76
Investor Group Services LLC (Delayed Draw)(6)	1M S + 5.50%	N/A	9/25/2031	—	(50)	(50)	(0.01)
Investor Group Services LLC (Revolver)(6)	1M S + 5.50%	9.40%	9/25/2031	3,226	3,176	3,176	0.37

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedule of Investments (Unaudited) (Continued)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Investor Group Services LLC (Term Loan)	1M S + 5.50%	9.40%	9/25/2031	$18,682	$18,496	$18,496	2.13%
Lighthouse Technologies Holding Corp (Revolver)(6)	3M S + 4.75%	N/A	12/31/2029	—	(5)	(6)	—
Lighthouse Technologies Holding Corp (Term Loan 2021)	3M S + 4.75%	8.82%	12/31/2029	8,400	8,399	8,358	0.96
Lighthouse Technologies Holding Corp (4th Amendment Term Loan 2025)	3M S + 4.75%	8.82%	12/31/2029	16,927	16,857	16,842	1.94
Pioneer Power Group LLC (Term Loan)	3M S + 4.75%	8.82%	9/27/2032	17,518	17,343	17,343	1.99
Pioneer Power Group LLC (Revolver)(6)	3M S + 4.75%	N/A	9/27/2032	—	(70)	(70)	(0.01)
Pioneer Power Group LLC (Delayed Draw)(6)	3M S + 4.75%	N/A	9/27/2032	—	(87)	(87)	(0.01)
Vensure Employer Services Inc (Term Loan)	3M S + 5.00%	9.07%	9/29/2031	12,695	12,634	12,631	1.45
					162,347	161,719	18.60
Real Estate Management & Development
Vacation Rental Brands, LLC (Term Loan 2025)	3M S + 4.75%	8.82%	5/6/2032	66,304	65,754	64,978	7.47
Vacation Rental Brands, LLC (Revolver)(6)	3M S + 4.75%	N/A	5/6/2032	—	(45)	(109)	(0.01)
Vacation Rental Brands, LLC (Incremental Term Loan 2025)	3M S + 4.75%	8.82%	5/6/2032	4,224	4,187	4,140	0.48
Vacation Rental Brands, LLC (Delayed Draw)(6)	3M S + 4.75%	N/A	5/6/2032	—	(31)	(59)	(0.01)
					69,865	68,950	7.93
Software
Databricks Inc (Delayed Draw)(6)	1M S + 4.50%	N/A	1/5/2032	—	(105)	—	—
Databricks Inc (Term Loan)	1M S + 4.50%	8.27%	1/5/2032	22,463	22,377	22,463	2.59
LeadVenture, Inc (Delayed Draw)(6)	3M S + 5.00%	9.07%	6/23/2032	4,584	4,495	4,347	0.50
LeadVenture, Inc (Term Loan)	3M S + 5.00%	9.07%	6/23/2032	49,417	48,780	48,181	5.54
LeadVenture, Inc (Revolver)(6)	3M S + 5.00%	9.07%	6/23/2032	1,106	1,047	987	0.11
					76,594	75,978	8.74
Specialty Retail
Spotless Brands, LLC (Delayed Draw)(6)	6M S + 5.00%	8.83%	7/25/2028	9,429	9,353	9,238	1.06
					9,353	9,238	1.06
Telecommunication Services
CCI Buyer, Inc. (Revolver)(6)	3M S + 5.00%	N/A	5/13/2032	—	(13)	(4)	—
CCI Buyer, Inc. (Term Loan)	3M S + 5.00%	9.07%	5/13/2032	27,249	27,019	27,181	3.13
					27,006	27,177	3.13
Textiles, Apparel & Luxury Goods
Colorescience Inc (Revolver)(6)	3M S + 4.25%	N/A	1/23/2032	—	(27)	—	—
Kravet Inc. (Revolver)(6)	3M S + 5.00%	N/A	11/26/2030	—	(55)	—	—
Kravet Inc. (Term Loan)	3M S + 5.00%	9.07%	11/26/2030	24,845	24,571	24,845	2.86
					24,489	24,845	2.86
Trading Companies and Distributors
PT Intermediate Holdings III, LLC (Term Loan)	3M S + 4.75%	8.82%	4/9/2030	24,030	23,813	23,910	2.75
Radwell Parent, LLC (Revolver)(6)	3M S + 4.75%	8.82%	4/1/2030	76	75	76	0.01
Radwell Parent, LLC (Term Loan 1st Amendment)	3M S + 4.75%	8.82%	4/1/2030	891	889	891	0.10
Radwell Parent, LLC (Term Loan)	3M S + 4.75%	8.82%	4/1/2030	9,106	9,086	9,106	1.05
Radwell Parent, LLC (Delayed Draw 2024 Term Loan)	3M S + 4.75%	8.82%	4/1/2030	923	921	923	0.10
Radwell Parent, LLC (Delayed Draw 2026 4th Amendment Term Loan)(6)	3M S + 4.75%	8.82%	4/1/2030	254	239	254	0.03
					35,023	35,160	4.04
Total First Lien Secured Debt					$1,726,840	$1,720,233	197.87%
Second Lien Secured Debt(4) (5)
Software
SolarWinds Holdings, Inc. (Term Loan)	3M S + 6.00%	9.95%	4/18/2033	31,000	30,028	27,203	3.13
					30,028	27,203	3.13
Total Second Lien Secured Debt					$30,028	$27,203	3.13%

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedule of Investments (Unaudited) (Continued)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Equity(5)
Leisure Products
Tactacam (10)	N/A	N/A	N/A	$731	$731	$731	0.08%
					731	731	0.08
Personal Care Products
Arkas Bidco Limited Equity (7) (9) (10)	N/A	N/A	N/A	890	890	1,043	0.12
					890	1,043	0.12
Total Equity					$1,621	$1,774	0.20%
Investments-controlled/affiliated Investments in Joint Venture(4) (5) (11)
SBLA Private Credit LLC (7)	N/A	N/A	N/A	80,629	80,629	80,338	9.24
Total Investments in Joint Venture					$80,629	$80,338	9.24%
Total Investments(12)					$1,839,118	$1,829,548	210.44%

(1)	Unless otherwise indicated, investments held by the Company are denominated in U.S. dollars. All investments are income producing unless otherwise indicated.
(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), (“PRIME” or “P”), (“BBSY” or “B”), and (“EURIBOR” or “E”) or an alternate base rate (commonly based on the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of September 30, 2026.
(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)	Unless otherwise indicated, issuers of investments held by the Company are domiciled in the United States.
(5)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 - Investments”).
(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from the unfunded commitment being valued below par and/or unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments:

Investments	Maturity Date	Unfunded
AA&D Midco Inc (Revolver)	11/29/2030	$8,045
Accel International Holdings Inc (Revolver)	4/26/2032	2,162
Accordion Partners LLC (Delayed Draw)	11/17/2031	17,398
Accordion Partners LLC (Revolver)	11/17/2031	3,764
Ambient Enterprises Holdco LLC, (Delayed Draw 2026 Term Loan D)	6/28/2030	123
AMP Purchaser, LLC (Revolver)	4/1/2033	2,771
Aprio Advisory Group, LLC (Delayed Draw)	8/1/2031	44,773
Aprio Advisory Group, LLC (Revolver)	8/1/2031	3,958
Association Resource Group, LLC (Delayed Draw)	2/2/2033	22,030
Association Resource Group, LLC (Revolver)	2/2/2033	6,294
BCM One, Inc. (Revolver)	11/17/2027	1,530
Bridgepointe Technologies, LLC (Delayed Draw)	4/18/2033	11,617
Bridgepointe Technologies, LLC (Revolver)	4/18/2033	4,721
Cards-Live Oak Holdings, Inc. (Delayed Draw)	10/21/2032	1,559
Cards-Live Oak Holdings, Inc. (Revolver)	10/21/2032	415
CCI Buyer, Inc. (Revolver)	5/13/2032	1,607
Centaur Holdings III LLC (Delayed Draw)	9/5/2031	3,145
Centaur Holdings III LLC (Revolver)	9/5/2031	1,782
Cherry Bekaert Advisory LLC (Delayed Draw 2026 8th Amendment Term Loan)	6/28/2030	11,337
Cherry Bekaert Advisory LLC (Revolver)	6/28/2030	2,373
Colorescience Inc (Revolver)	1/23/2032	2,993
ComPsych Investment Corp. (Delayed Draw)	7/22/2031	14,172

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedule of Investments (Unaudited) (Continued)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments	Maturity Date	Unfunded
Continental Buyer Inc (Delayed Draw)	4/2/2031	$767
Continental Buyer Inc (Revolver)	4/2/2031	5,325
Cowboys Acquisition Inc. (Delayed Draw)	9/28/2033	10,353
Cowboys Acquisition Inc. (Revolver)	9/28/2033	7,247
Databricks Inc (Delayed Draw)	1/5/2032	38,600
Electro Methods (Revolver)	2/23/2032	7,090
Empower Payments Investor, LLC (Delayed Draw)	3/12/2031	9,705
eShipping LLC (Delayed Draw)	12/23/2032	12,469
eShipping LLC (Revolver)	12/23/2032	6,234
Falcon Parent Holdings Inc (Delayed Draw)	11/6/2031	2,825
Falcon Parent Holdings Inc (Revolver)	11/6/2031	3,662
Forge Borrower, LLC (Delayed Draw)	1/31/2033	2,500
Forge Borrower, LLC (Revolver)	1/31/2033	500
Frozen Garlic Bread Holdings Inc (Delayed Draw)	2/6/2032	6,626
Frozen Garlic Bread Holdings Inc (Revolver)	2/6/2032	2,695
Genova Diagnostics, Inc. (Revolver)	12/23/2030	968
ICAT Intermediate Holdings LLC (Revolver)	3/1/2029	2,845
International Aerospace Coatings Holdings LP (Delayed Draw)	5/14/2032	3,120
Investor Group Services LLC (Delayed Draw)	9/25/2031	10,008
Investor Group Services LLC (Revolver)	9/25/2031	1,778
Iris Acquisition, LLC (Delayed Draw)	6/9/2033	4,033
Iris Acquisition, LLC (Revolver)	6/9/2033	2,285
JFL-Atomic AcquisitionCo, Inc. (Delayed Draw)	2/20/2031	1,566
JFL-Atomic AcquisitionCo, Inc. (Delayed Draw 2026 3rd Amendment)	2/20/2031	20,550
JFL-Atomic AcquisitionCo, Inc. (Revolver)	2/20/2031	7,780
Komline-Sanderson Group, Inc. (Revolver)	9/6/2029	884
Komline-Sanderson Group, Inc. (Term Loan 2026 2nd Amendment)	9/6/2029	15,821
Kravet Inc. (Revolver)	11/26/2030	5,284
LeadVenture, Inc (Delayed Draw)	6/23/2032	4,887
LeadVenture, Inc (Revolver)	6/23/2032	3,648
Lighthouse Technologies Holding Corp (Revolver)	12/31/2029	1,149
Livewire Acquisition, Inc. (Revolver)	12/31/2032	11,527
LR Purchaser LLC (Revolver)	3/19/2031	4,848
MAI Capital Management Intermediate LLC (Delayed Draw)	8/29/2031	6,500
MAI Capital Management Intermediate LLC (Revolver)	8/29/2031	2,340
Meta Buyer LLC (Delayed Draw 2025 Term Loan USD)	12/22/2031	6,842
Meta Buyer LLC (Revolver)	12/22/2031	4,002
MGS MFG. Group, Inc. (Delayed Draw)	12/31/2028	2,066
MGS MFG. Group, Inc. (Revolver)	12/31/2028	1,972
NDT Global Holding Inc. (Delayed Draw)	6/4/2032	17,624
Pearl Acquisition Buyer, Inc. (Delayed Draw)	12/31/2032	9,890
Pearl Acquisition Buyer, Inc. (Revolver)	12/31/2032	2,377
Pioneer Power Group LLC (Delayed Draw)	9/27/2032	17,500
Pioneer Power Group LLC (Revolver)	9/27/2032	7,000
Radwell Parent, LLC (Delayed Draw 2026 4th Amendment Term Loan)	4/1/2030	3,179
Radwell Parent, LLC (Revolver)	4/1/2030	686
Rental Equipment Investment Co. (Revolver)	10/8/2030	1,013
Reveal Midco, LLC (Revolver)	9/17/2031	2,558
RJW Logistics Group, Inc (Delayed Draw 2024)	11/26/2031	491
RJW Logistics Group, Inc (Delayed Draw 2025)	11/26/2031	2,899
Schoeneck Containers, LLC (Revolver)	5/7/2028	1,261
SMG Operating CO LLC (Delayed Draw)	12/5/2030	5,900
SMG Operating CO LLC (Revolver)	12/5/2030	4,100
Solve Industrial Motion Group LLC (Delayed Draw)	6/30/2027	18,684

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedule of Investments (Unaudited) (Continued)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments	Maturity Date	Unfunded
Spark Buyer, LLC (Revolver)	10/15/2031	$3,844
Spectrotel MidCo II LLC (Delayed Draw)	9/30/2033	3,138
Spectrotel MidCo II LLC (Revolver)	9/30/2033	4,707
Spotless Brands, LLC (Delayed Draw)	7/25/2028	12,381
StateServ Acquisition, Inc. (Delayed Draw)	7/18/2033	1,597
StateServ Acquisition, Inc. (Revolver)	7/18/2033	1,597
TransnetYX, Inc (Revolver)	4/13/2027	2,167
Uptime Institute (Revolver)	1/12/2029	2,187
Vacation Rental Brands, LLC (Delayed Draw)	5/6/2032	2,958
Vacation Rental Brands, LLC (Revolver)	5/6/2032	5,462
World Insurance Associates, LLC (Revolver)	4/3/2030	250
World Insurance Associates, LLC (Tranche 2 Delayed Draw 2026)	4/3/2030	35,495
Total		$582,815

(7)	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any nonqualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2026, non-qualifying assets represented approximately 9% of the total assets of the Company.
(8)	Investment is valued using quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices (Level 2), (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 -Investments”).
(9)	The issuer of this investment is domiciled in the United Kingdom.
(10)	Non-income producing security.
(11)	Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or holds the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2026, the Company’s controlled/affiliated investments, and their related transactions, were as follows:

	Fair Value as of January 1, 2026	Gross Additions	Gross Reductions	Net Change in Unrealized appreciation/ (depreciation)	Net Realized Gain (Loss)	Fair Value as of September 30, 2026	Dividend Income
Controlled/Affiliated Investments
SBLA Private Credit LLC	$61,606	$19,037	$—	$(305)	$—	$80,338	$6,545
Total	$61,606	$19,037	$—	$(305)	$—	$80,338	$6,545

(12)	Unless otherwise indicated, all securities are pledged as collateral to our SMBC Revolving Credit Facility (“SMBC Revolving Credit Facility”), our ABL Credit Facility with Bank of America (“BofA ABL Credit Facility”) or ABL Credit Facility with RBC (“RBC ABL Credit Facility”) as defined in “Note 5 - Debt”. As such, these securities are not available as collateral to our general creditors.

The following shows the composition of the Company’s portfolio at fair value by industry and geography as of September 30, 2026.

Industry	First Lien Secured Debt	Second Lien Secured Debt	Equity	Joint Venture	Total	Percentage of Total Investments at Fair Value
Aerospace & Defense	$141,463	$—	$—	$—	$141,463	7.73%
Air Freight & Logistics	202,790	—	—	—	202,790	11.08%
Building Materials	11,765	—	—	—	11,765	0.64%
Commercial Services & Supplies	136,832	—	—	—	136,832	7.48%
Construction and Engineering	24,816	—	—	—	24,816	1.36%
Containers & Packaging	2,148	—	—	—	2,148	0.12%
Diversified Telecommunication Services	24,093	—	—	—	24,093	1.32%
Electrical Equipment	181,013	—	—	—	181,013	9.89%
Financial Services	7,708	—	—	—	7,708	0.42%

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedule of Investments (Unaudited) (Continued)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Industry	First Lien Secured Debt	Second Lien Secured Debt	Equity	Joint Venture	Total	Percentage of Total Investments at Fair Value
Food Products	$34,646	$—	$—	$—	$34,646	1.89%
Health Care Equipment & Supplies	19,513	—	—	—	19,513	1.07%
Health Care Providers & Services	142,124	—	—	—	142,124	7.77%
Hotels, Restaurants & Leisure	16,182	—	—	—	16,182	0.88%
Insurance	4,575	—	—	—	4,575	0.25%
Investments in Joint Venture	—	—	—	80,338	80,338	4.39%
IT Services	186,514	—	—	—	186,514	10.19%
Leisure Products	27,525	—	731	—	28,256	1.54%
Life Sciences Tools & Services	10,277	—	—	—	10,277	0.56%
Machinery	60,838	—	—	—	60,838	3.33%
Personal Care Products	28,411	—	1,043	—	29,454	1.61%
Pharmaceuticals	53,933	—	—	—	53,933	2.95%
Professional Services	161,719	—	—	—	161,719	8.84%
Real Estate Management & Development	68,950	—	—	—	68,950	3.77%
Software	75,978	27,203	—	—	103,181	5.64%
Specialty Retail	9,238	—	—	—	9,238	0.51%
Telecommunication Services	27,177	—	—	—	27,177	1.49%
Textiles, Apparel & Luxury Goods	24,845	—	—	—	24,845	1.36%
Trading Companies and Distributors	35,160	—	—	—	35,160	1.92%
Total	$1,720,233	$27,203	$1,774	$80,338	$1,829,548	100.00%

Geography	Fair Value	Percentage of Total Investments at Fair Value
United States	$1,800,094	98.4%
United Kingdom	29,454	1.6
Total	$1,829,548	100.0%

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
First Lien Secured Debt(4) (6)
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

Lord Abbett Private Credit Fund
Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Qualus Power Services Corp (Delayed Draw 2025 Term Loan) (7)	3M S + 4.25%	8.04%	3/27/2031	$1,490	$1,481	$1,478	0.28%
Qualus Power Services Corp (Delayed Draw 2025 Term Loan 2) (7)	3M S + 4.50%	N/A	3/28/2028	—	(13)	(28)	(0.01)
					28,778	28,799	5.45
Consumer Discretionary
Spotless Brands, LLC (Delayed Draw) (7)	3M S + 5.00%	8.79%	7/25/2028	3,156	3,071	2,992	0.57
					3,071	2,992	0.57
Containers & Packaging
Schoeneck Containers, LLC (Term Loan)	1M S + 4.10%	7.93%	5/7/2028	9,122	9,122	9,122	1.73
Schoeneck Containers, LLC (Delayed Draw)	1M S + 4.10%	7.93%	5/7/2028	4,660	4,660	4,660	0.88
Schoeneck Containers, LLC (Revolver) (7)	1M S + 4.10%	N/A	5/7/2028	—	—	—	—
					13,782	13,782	2.61
Electrical Equipment
Centaur Holdings III LLC (Term Loan)	3M S + 4.75%	8.42%	9/5/2031	34,066	33,737	33,726	6.39
Centaur Holdings III LLC (Delayed Draw) (7)	3M S + 4.75%	8.42%	9/5/2031	2,096	2,061	2,044	0.39
Centaur Holdings III LLC (Revolver) (7)	3M S + 4.75%	8.42%	9/5/2031	1,572	1,532	1,530	0.29
Maverick Power, LLC (Term Loan)	3M S + 5.00%	8.89%	5/4/2031	21,922	21,593	21,593	4.09
Spark Buyer, LLC (Term Loan)	3M S + 5.25%	9.13%	10/15/2031	46,406	45,802	42,810	8.10
Spark Buyer, LLC (Delayed Draw) (7)	3M S + 5.25%	N/A	10/15/2031	—	(117)	(1,453)	(0.28)
Spark Buyer, LLC (Revolver) (7)	3M S + 5.25%	9.13%	10/15/2031	3,188	3,070	2,461	0.47
					107,678	102,711	19.45
Health Care Equipment & Supplies
MGS MFG. Group, Inc. (Term Loan)	1M S + 4.50%	8.32%	5/31/2027	3,271	3,271	3,271	0.63
MGS MFG. Group, Inc. (Delayed Draw)	1M S + 4.50%	8.32%	5/31/2027	2,663	2,663	2,663	0.50
MGS MFG. Group, Inc. (Revolver) (7)	1M P + 3.50%	8.32%	5/31/2027	547	547	547	0.10
					6,481	6,481	1.23
Health Care Providers & Services
Continental Buyer Inc (Term Loan 2024)	1M S + 4.50%	8.22%	4/2/2031	44,689	44,160	44,466	8.41
Continental Buyer Inc (Term Loan 2025)	1M S + 4.50%	8.22%	4/2/2031	5,751	5,723	5,722	1.08
Continental Buyer Inc (Delayed Draw) (7)	1M S + 4.50%	N/A	4/2/2031	—	(3)	(5)	—
Continental Buyer Inc (Revolver) (7)	1M S + 4.50%	N/A	4/2/2031	—	(57)	(27)	(0.01)
Falcon Parent Holdings Inc (Term Loan)	3M S + 5.00%	8.89%	11/6/2031	35,869	35,507	35,286	6.68
Falcon Parent Holdings Inc (Delayed Draw) (7)	3M S + 5.00%	N/A	11/6/2031	—	(71)	(46)	(0.01)
Falcon Parent Holdings Inc (Revolver) (7)	3M S + 5.00%	8.89%	11/6/2031	262	209	194	0.04
Genova Diagnostics, Inc. (Term Loan)	3M S + 6.75%	10.42%	12/23/2030	12,677	12,330	12,330	2.35
Genova Diagnostics, Inc. (Delayed Draw) (7)	3M S + 6.75%	N/A	12/23/2030	—	(19)	(19)	—
Genova Diagnostics, Inc. (Revolver) (7)	3M S + 6.75%	N/A	12/23/2030	—	(26)	(26)	—
SMG Operating CO LLC (Term Loan)	1M S + 5.00%	8.78%	12/5/2030	33,200	32,708	32,708	6.19
SMG Operating CO LLC (Delayed Draw) (7)	1M S + 5.00%	N/A	12/5/2030	—	(44)	(44)	(0.01)
SMG Operating CO LLC (Revolver) (7)	1M S + 5.00%	N/A	12/5/2030	—	(61)	(61)	(0.01)
					130,356	130,478	24.71
Hotels, Restaurants & Leisure
Excursions Buyer, LLC (Term Loan)	3M S + 5.50%	9.17%	11/21/2031	16,386	16,225	16,225	3.07
					16,225	16,225	3.07
Insurance
World Insurance Associates, LLC (Delayed Draw) (7)	3M S + 5.00%	8.67%	4/3/2030	2,808	2,792	2,764	0.52
World Insurance Associates, LLC (Revolver) (7)	3M S + 5.00%	N/A	4/3/2030	—	(1)	(2)	—
					2,791	2,762	0.52
IT Services
BCM One, Inc. (Term Loan)	6M S + 4.50%	8.20%	11/17/2027	9,575	9,575	9,575	1.81
BCM One, Inc. (Delayed Draw)	6M S + 4.50%	8.20%	11/17/2027	4,713	4,713	4,713	0.89
BCM One, Inc. (Revolver) (7)	6M S + 4.50%	N/A	11/17/2027	—	—	—	—
GCOM (Term Loan)	3M S + 7.50%	11.63%	8/21/2028	38,950	38,655	38,950	7.38
Security 101 (Term Loan)	3M S + 5.00%	8.67%	4/11/2028	77,267	76,665	77,267	14.63

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
Security 101 (Incremental Term Loan)	3M S + 5.00%	8.74%	4/11/2028	$7,925	$7,846	$7,925	1.50%
Security 101 (Delayed Draw)	3M S + 5.00%	8.76%	4/11/2028	5,944	5,890	5,944	1.13
Security 101 (Incremental Delayed Draw)	3M S + 5.00%	8.67%	4/11/2028	11,917	11,799	11,917	2.26
Security 101 (Revolver) (7)	3M S + 5.00%	N/A	4/11/2028	—	(45)	—	—
Uptime Institute (Term Loan)	1M S + 5.00%	8.55%	1/12/2027	15,915	15,815	15,855	3.00
Uptime Institute (Revolver) (7)	1M S + 5.00%	N/A	1/12/2027	—	—	(8)	—
					170,913	172,138	32.60
Life Sciences Tools & Services
TransnetYX, Inc (Term Loan)	3M S + 4.75%	8.42%	4/13/2027	13,312	13,312	13,312	2.52
TransnetYX, Inc (Revolver) (7)	3M S + 4.75%	N/A	4/13/2027	—	—	—	—
					13,312	13,312	2.52
Machinery
Rental Equipment Investment Co. (Term Loan)	3M S + 4.50%	8.17%	10/8/2030	4,667	4,611	4,608	0.87
Rental Equipment Investment Co. (Revolver) (7)	3M S + 4.50%	8.17%	10/8/2030	1,813	1,750	1,747	0.33
Solve Industrial Motion Group LLC (Term Loan)	1M S + 4.50%	8.34%	6/30/2027	2,346	2,313	2,313	0.44
Solve Industrial Motion Group LLC (Delayed Draw) (7)	1M S + 4.75%	8.51%	6/30/2027	25,801	25,601	25,601	4.85
					34,275	34,269	6.49
Personal Care Products
Arkas Bidco Limited (Term Loan) (5) (11)	3M S + 6.00%	9.87%	9/4/2032	28,915	28,345	28,345	5.37
					28,345	28,345	5.37
Pharmaceuticals
Meta Buyer LLC (Term Loan)	3M E + 5.25%	7.29%	12/22/2031	16,804	19,480	19,551	3.70
Meta Buyer LLC (Term Loan)	3M S + 5.25%	8.95%	12/22/2031	14,102	13,962	13,962	2.64
Meta Buyer LLC (Term Loan)	3M B + 5.25%	9.02%	12/22/2031	19,782	12,947	13,070	2.48
Meta Buyer LLC (Delayed Draw) (7)	3M B + 5.25%	N/A	12/22/2031	—	(65)	(65)	(0.01)
Meta Buyer LLC (Revolver) (7)	3M B + 5.25%	N/A	12/22/2031	—	(57)	(57)	(0.01)
					46,267	46,461	8.80
Professional Services
Accordion Partners LLC (Term Loan)	3M S + 5.00%	8.70%	11/17/2031	30,769	30,693	30,693	5.81
Accordion Partners LLC (Delayed Draw) (7)	3M S + 5.00%	N/A	11/17/2031	—	(57)	(57)	(0.01)
Accordion Partners LLC (Revolver) (7)	3M S + 5.00%	N/A	11/17/2031	—	(19)	(19)	—
Aprio Advisory Group, LLC (Delayed Draw) (7)	3M S + 4.75%	N/A	8/1/2031	—	(243)	(243)	(0.05)
Aprio Advisory Group, LLC (Revolver) (7)	3M S + 4.75%	N/A	8/1/2031	—	(39)	(39)	(0.01)
ComPsych Investment Corp. (Term Loan)	3M S + 4.75%	8.61%	7/22/2031	15,018	14,987	15,018	2.84
ComPsych Investment Corp. (Delayed Draw) (7)	3M S + 4.75%	N/A	7/22/2031	—	(8)	—	—
Lighthouse Technologies Holding Corp (Term Loan)	1M S + 5.00%	8.72%	12/31/2029	8,400	8,400	8,400	1.59
Lighthouse Technologies Holding Corp (Term Loan)	1M S + 5.00%	8.72%	12/31/2029	16,927	16,843	16,843	3.19
Lighthouse Technologies Holding Corp (Revolver) (7)	1M S + 5.00%	N/A	12/31/2029	—	(6)	(6)	—
Vensure Employer Services Inc (Term Loan)	3M S + 5.00%	8.67%	9/29/2031	12,166	12,108	12,121	2.30
Vensure Employer Services Inc (Delayed Draw) (7)	3M S + 5.00%	N/A	9/29/2031	—	(8)	(2)	—
					82,651	82,709	15.66
Real Estate Management & Development
Vacation Rental Brands, LLC (Term Loan)	3M S + 5.25%	8.92%	5/6/2032	56,841	56,314	56,273	10.66
Vacation Rental Brands, LLC (Incremental Term Loan)	3M S + 5.25%	8.92%	5/6/2032	4,256	4,215	4,214	0.80
Vacation Rental Brands, LLC (Delayed Draw) (7)	3M S + 5.25%	N/A	5/6/2032	—	(17)	(18)	—
Vacation Rental Brands, LLC (Delayed Draw 2025 2nd Amendment)(6)	3M S + 5.25%	N/A	5/6/2032	—	(54)	(111)	(0.02)
Vacation Rental Brands, LLC (Revolver) (7)	3M S + 5.25%	N/A	5/6/2032	—	(51)	(55)	(0.01)
					60,407	60,303	11.43
Software
Databricks Inc (Term Loan)	1M S + 4.50%	8.27%	1/3/2031	20,313	20,227	20,313	3.85
Databricks Inc (Delayed Draw) (7)	1M S + 4.50%	N/A	1/3/2031	—	—	—	—
LeadVenture, Inc (Term Loan)	3M S + 5.25%	8.92%	6/23/2032	49,791	49,086	49,293	9.34

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Shares	Cost(3)	Fair Value	% of Net Assets
LeadVenture, Inc (Delayed Draw) (7)	3M S + 5.25%	8.92%	6/23/2032	$3,130	$3,041	$3,035	0.57%
LeadVenture, Inc (Revolver) (7)	3M S + 5.25%	8.92%	6/23/2032	951	885	903	0.17
					73,239	73,544	13.93
Telecommunication Services
CCI Buyer, Inc. (Term Loan)	3M S + 5.00%	8.67%	5/13/2032	27,456	27,201	27,456	5.20
CCI Buyer, Inc. (Revolver) (7)	3M S + 5.00%	N/A	5/13/2032	—	(15)	—	—
Clearwave Fiber (Revolver) (7)	3M S + 4.00%	7.82%	12/13/2029	7,662	7,542	7,617	1.44
					34,728	35,073	6.64
Textiles, Apparel & Luxury Goods
Kravet Inc. (Term Loan)	3M S + 5.00%	8.67%	11/26/2030	26,335	26,002	26,105	4.94
Kravet Inc. (Revolver) (7)	3M S + 5.00%	N/A	11/26/2030	—	(65)	(46)	(0.01)
					25,937	26,059	4.93
Total First Lien Secured Debt					$1,219,955	$1,217,362	230.54%
Second Lien Secured Debt(4) (6)
Software
SolarWinds Holdings, Inc. (Term Loan)	3M S + 6.00%	9.70%	4/18/2033	31,000	29,951	30,070	5.69
					29,951	30,070	5.69
Total Second Lien Secured Debt					$29,951	$30,070	5.69%
Equity (6)
Personal Care Products
Arkas Bidco Limited (5) (11) (12)	N/A	N/A	N/A	2	2	2	—
Arkas Bidco Limited (5) (11) (12)	N/A	N/A	N/A	888	888	888	0.17
					890	890	0.17
Total Equity					$890	$890	0.17%
Investments-controlled/affiliated
Investments in Joint Venture (4) (6) (9)
SBLA Private Credit LLC (5)	N/A	N/A	N/A	61,592	61,592	61,606	11.67
Total Investments in Joint Venture					$61,592	$61,606	11.67
Total Investments (8)					$1,312,388	$1,309,928	248.07%

(1)	Unless otherwise indicated, investments held by the Company are denominated in USD. All investments are income producing unless otherwise indicated.

(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), (“PRIME” or “P”), (“BBSY” or “B”), and (“EURIBOR” or “E”) or an alternate base rate (commonly based on the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of December 31, 2025.

(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

(4)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.

(5)	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any nonqualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2025, non-qualifying assets represented approximately 6% of the total assets of the Company.

(6)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 - Investments”).

(7)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from the unfunded commitment being valued below par and/or unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments.

Investments	Maturity Date	Unfunded
Accel International Holdings Inc (Revolver)	4/26/2032	$2,162
Accordion Partners LLC (Delayed Draw)	11/17/2031	22,833
Accordion Partners LLC (Revolver)	11/17/2031	3,764

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments	Maturity Date	Unfunded
Alliance Technical Group (Delayed Draw)	12/1/2032	$11,053
Alliance Technical Group (Revolver)	12/1/2030	3,858
Ambient Enterprises Holdco LLC, (Delayed Draw 2025 Term Loan B)	6/28/2030	531
Ambient Enterprises Holdco LLC, (Delayed Draw 2025 Term Loan C)	6/28/2030	520
Applied Aerospace Structures Corp. (Delayed Draw 2025)	11/29/2030	12,570
Applied Aerospace Structures Corp. (Revolver)	11/29/2030	6,410
Applied Aerospace Structures Corp. (Revolver)	11/29/2030	1,970
Aprio Advisory Group, LLC (Delayed Draw)	8/1/2031	48,821
Aprio Advisory Group, LLC (Revolver)	8/1/2031	3,958
BCM One, Inc. (Revolver)	11/17/2027	1,530
Cards-Live Oak Holdings, Inc. (Delayed Draw)	10/21/2032	7,153
Cards-Live Oak Holdings, Inc. (Revolver)	10/21/2032	2,289
CCI Buyer, Inc. (Revolver)	5/13/2032	1,607
Centaur Holdings III LLC (Delayed Draw)	9/5/2031	3,144
Centaur Holdings III LLC (Revolver)	9/5/2031	2,620
Clearwave Fiber (Revolver)	12/13/2029	4,338
ComPsych Investment Corp. (Delayed Draw)	7/22/2031	7,778
Continental Buyer Inc (Delayed Draw)	4/2/2031	1,095
Continental Buyer Inc (Revolver)	4/2/2031	5,325
Databricks Inc (Delayed Draw)	1/3/2031	4,688
Electro Methods (Revolver)	2/23/2032	7,090
eShipping LLC (Delayed Draw)	10/31/2032	12,469
eShipping LLC (Revolver)	12/23/2032	5,455
Falcon Parent Holdings Inc (Delayed Draw)	11/6/2031	2,825
Falcon Parent Holdings Inc (Revolver)	11/6/2031	3,923
Genova Diagnostics, Inc. (Delayed Draw)	12/23/2030	1,355
Genova Diagnostics, Inc. (Revolver)	12/23/2030	968
ICAT Intermediate Holdings LLC (Delayed Draw)	3/1/2029	10,351
ICAT Intermediate Holdings LLC (Revolver)	3/1/2029	2,095
JFL-Atomic AcquisitionCo, Inc. (Delayed Draw)	2/20/2031	11,738
JFL-Atomic AcquisitionCo, Inc. (Revolver)	2/20/2031	6,264
Kravet Inc. (Revolver)	11/26/2030	5,284
LeadVenture, Inc (Delayed Draw)	6/23/2032	6,370
LeadVenture, Inc (Revolver)	6/23/2032	3,803
Lighthouse Technologies Holding Corp (Revolver)	12/31/2029	1,149
Meta Buyer LLC (Delayed Draw)	12/22/2031	13,076
Meta Buyer LLC (Revolver)	12/22/2031	5,704
MGS MFG. Group, Inc. (Revolver)	5/31/2027	1,230
Qualus Power Services Corp (Delayed Draw 2025 Term Loan)	3/27/2031	1,018
Qualus Power Services Corp (Delayed Draw 2025 Term Loan 2)	3/28/2028	5,500
Rental Equipment Investment Co. (Revolver)	10/8/2030	3,520
RJW Logistics Group, Inc (Delayed Draw 2025)	9/23/2032	2,899
RJW Logistics Group, Inc (Delayed Draw 2024)	11/26/2031	491
Schoeneck Containers, LLC (Revolver)	5/7/2028	3,409
Security 101 (Revolver)	4/11/2028	5,958
SMG Operating CO LLC (Delayed Draw)	12/5/2030	5,900
SMG Operating CO LLC (Revolver)	12/5/2030	4,100
Solve Industrial Motion Group LLC (Delayed Draw)	6/30/2027	18,684
Spark Buyer, LLC (Delayed Draw)	10/15/2031	18,750
Spark Buyer, LLC (Revolver)	10/15/2031	6,188
Spotless Brands, LLC (Delayed Draw)	7/25/2028	18,693
TransnetYX, Inc (Revolver)	4/13/2027	2,167
Uptime Institute (Revolver)	1/12/2027	2,188
Vacation Rental Brands, LLC (Delayed Draw 2025 2nd Amendment)	5/6/2032	11,094

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedule of Investments (Continued)
December 31, 2025

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments	Maturity Date	Unfunded
Vacation Rental Brands, LLC (Delayed Draw)	5/6/2032	$1,761
Vacation Rental Brands, LLC (Revolver)	5/6/2032	5,462
Vensure Employer Services Inc (Delayed Draw)	9/29/2031	625
World Insurance Associates, LLC (Delayed Draw)	4/3/2030	2,192
World Insurance Associates, LLC (Revolver)	4/3/2030	250
Total		$382,015

(8)	Unless otherwise indicated, all securities are pledged as collateral to our SMBC Revolving Credit Facility (“SMBC Revolving Credit Facility”), our ABL Credit Facility with Bank of America (“BofA ABL Credit Facility”) or ABL Credit Facility with RBC (“RBC ABL Credit Facility”) as defined in “Note 5 - Debt”. As such, these securities are not available as collateral to our general creditors.

(9)	Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or holds the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2025, the Company’s controlled/affiliated investments, and their related transactions for the period ended, were as follows:

	Fair Value as of January 1, 2025	Gross Additions	Gross Reductions	Net Change in Unrealized appreciation/ (depreciation)	Net Realized Gain (Loss)	Fair Value as of December 31, 2025	Dividend Income
Controlled/Affiliated Investments
SBLA Private Credit LLC	$33,221	$28,368	$—	$17	$—	$61,606	$5,906
Total	$33,221	$28,368	$—	$17	$—	$61,606	$5,906

(10)	Investment is valued using quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices (Level 2), (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 -Investments”).

(11)	The issuer of this investment is domiciled in the United Kingdom.

(12)	Non-income producing security.

The following shows the composition of the Company’s portfolio at fair value by industry and geography as of December 31, 2025.

Industry	First Lien Secured Debt	Second Lien Secured Debt	Equity	Joint Venture	Total	Percentage of Total Investments at Fair Value
Aerospace & Defense	$94,990	$—	$—	$—	$94,990	7.25%
Air Freight & Logistics	118,073	—	—	—	118,073	9.01%
Building Materials	13,933	—	—	—	13,933	1.06%
Commercial Services & Supplies	113,923	—	—	—	113,923	8.70%
Construction & Engineering	28,799	—	—	—	28,799	2.20%
Consumer Discretionary	2,992	—	—	—	2,992	0.23%
Containers & Packaging	13,782	—	—	—	13,782	1.05%
Electrical Equipment	102,711	—	—	—	102,711	7.84%
Health Care Equipment & Supplies	6,481	—	—	—	6,481	0.49%
Health Care Providers & Services	130,478	—	—	—	130,478	9.96%
Hotels, Restaurants & Leisure	16,225	—	—	—	16,225	1.24%
Insurance	2,762	—	—	—	2,762	0.21%
Investments in Joint Venture	—	—	—	61,606	61,606	4.70%
IT Services	172,138	—	—	—	172,138	13.15%
Life Sciences Tools & Services	13,312	—	—	—	13,312	1.02%
Machinery	34,269	—	—	—	34,269	2.62%
Personal Care Products	28,345	—	890	—	29,235	2.23%
Pharmaceuticals	46,461	—	—	—	46,461	3.55%

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund
Consolidated Schedule of Investments (Concluded)
December 31, 2025
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Industry	First Lien Secured Debt	Second Lien Secured Debt	Equity	Joint Venture	Total	Percentage of Total Investments at Fair Value
Professional Services	$82,709	$—	$—	$—	$82,709	6.31%
Real Estate Management & Development	60,303	—	—	—	60,303	4.60%
Software	73,544	30,070	—	—	103,614	7.91%
Telecommunication Services	35,073	—	—	—	35,073	2.68%
Textiles, Apparel & Luxury Goods	26,059	—	—	—	26,059	1.99%
Total	$1,217,362	$30,070	$890	$61,606	$1,309,928	100.00%

Geography	Fair Value	Percentage of Total Investments at Fair Value
United States	$1,280,693	97.8%
United Kingdom	29,235	2.2
Total	$1,309,928	100.0%

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2026
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

The Company’s investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. The Company invests in loans targeted at (i) private U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and (ii) U.S. operating companies whose securities are listed on a national securities exchange that have a market capitalization of less than $250 million.

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
September 30, 2026
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

Cash and cash equivalents are carried at cost, which approximates fair value. The cash and cash equivalents balance as of September 30, 2026 and December 31, 2025 was $74,398 and $120,437, respectively. The foreign currencies balance as of September 30, 2026 and December 31, 2025 was $707 and $330, respectively.

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

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. In addition, changes to an input may significantly impact the fair value measurement. The level assigned to the investment valuations may not be indicative of the risk or liquidity associated with investing in such investments. Because of the inherent uncertainties of valuation, the values reflected in the Consolidated Financial Statements may differ materially from the values that would be received upon an actual disposition of such investments.

On April 23, 2024, the Company entered into a joint venture with Stifel Bank & Trust (the “JV partner”). The joint venture is called SBLA Private Credit LLC, or SBLA JV. In accordance with ASC 820, our investment in the SBLA JV is measured using the net asset value (“NAV”) or its equivalent as a practical expedient for fair value and has not been classified in the fair value hierarchy.

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2026
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
September 30, 2026
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

Payment-in-Kind (“PIK”) Income

The Company may have loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal (and therefore the Company’s exposure) on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even if the Company has not yet collected cash. During the three and nine months ended September 30, 2026, PIK income earned was $255 and $754, respectively. During the three and nine months ended September 30, 2025, PIK income earned was $0 and $0, respectively.

Dividend Income

Dividend income on preferred equity securities and the Company’s equity interests in joint ventures is recognized on an accrual basis to the extent such amounts are payable by the respective portfolio company or joint venture and are expected to be collected. Dividend income on common equity securities is recognized on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Fee Income

The Company may receive various fees in the ordinary course of business, including structuring, consent, waiver, amendment, syndication, ticking, break-up or termination fees, and other miscellaneous fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Non-Accrual Investments

Loans are generally placed on non-accrual status when, in management’s judgment, there is sufficient doubt that all or a portion of principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2026 and December 31, 2025, there were no loans on non-accrual status.

Organizational and Offering Costs

Organizational costs consist of costs incurred to establish the entity as a Delaware statutory trust and subsequent conversion to a BDC. Organizational costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of interests in Lord Abbett Private Credit Fund 1, LP, and subsequently the Company after the BDC Election Date. Offering costs are capitalized as a deferred charge and will be amortized to expense on a straight-line basis over twelve months. Certain of the Company’s expenses are capped pursuant to the Amended and Restated Expense Support and Conditional Reimbursement Agreement, including the Company’s organizational and offering costs. The Amended and Restated Expense Support and Conditional Reimbursement Agreement is discussed in “Note 3 - Related Party Transactions” below.

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Deferred Financing Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. The deferred financing cost for all outstanding debt is presented as a direct deduction from the carrying amount of the related debt liability. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation which approximates the effective yield method. In the event that we modify or extinguish our debt before maturity, the Company follows the guidance in ASC 470-50, Modification and Extinguishments. For extinguishments of our debt, any unamortized deferred financing costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment. “See Note 5 — Debt” for further information on deferred financing costs.

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

Income Taxes

The Company recognizes tax benefits from uncertain tax positions only when those positions are “more likely than not” to be sustained upon examination by tax authorities. The Company evaluates tax positions in its major tax jurisdictions to identify uncertain positions requiring recognition in the financial statements. Based on this review, the Company identified its major tax jurisdictions as those where it is organized, invests, and is located. No reserves for uncertain tax positions were recorded as of September 30, 2026, or December 31, 2025. The Company is unaware of any tax positions for which total unrecognized tax benefits could reasonably change materially within the next twelve months. Accordingly, no tax liability or expense, including interest and penalties, has been recorded in the Consolidated Financial Statements. Under applicable statutes of limitations, the Company’s U.S. federal, state, and local tax returns generally remain open for examination for three to five years after filing.

The Company elected to be treated as a RIC under Subchapter M of the Code beginning with its initial taxable year ending December 31, 2024. While it maintains RIC status, the Company generally will not pay corporate U.S. federal income taxes on ordinary income or capital gains distributed to shareholders at least annually.

To qualify and remain qualified as a RIC, the Company must meet certain source-of-income and asset diversification requirements, among other conditions. To receive RIC tax treatment, it must also distribute to shareholders at least 90% of its “investment company taxable income” for each taxable year. This generally consists of ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses.

The Company will also be subject to a 4% nondeductible federal excise tax on undistributed income unless it makes timely distributions each taxable year totaling at least the sum of (1) 98% of ordinary net income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 of that calendar year, and (3) any ordinary income or capital gain net income realized but not distributed in prior years. For this purpose, income and gains on which the Company paid U.S. federal income tax are deemed distributed.

Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact that this guidance will have on its financial statement disclosures.

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
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The CODM for the Company is Lord Abbett through its Investment Committee, which is responsible for assessing performance and making decisions about resource allocation. The CODM has determined that the Company has a single operating segment based on the fact that the CODM monitors the operating results of the Company as a whole and that the Company’s long-term strategic asset allocation is pre-determined in accordance with the terms of its prospectus, based on a defined investment strategy which is executed by the Company’s portfolio managers as a team. The financial information provided to and reviewed by the CODM is consistent with that presented within the Company’s Consolidated Schedule of Investments, Consolidated Statements of Assets and Liabilities, Consolidated Statements of Operations, Consolidated Statements of Changes in Net Assets and Consolidated Financial Highlights.

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

Following any calendar month in which Available Operating Funds exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Voluntary Expense Payments made by the Adviser to the Company within three (3) years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company with respect to Voluntary Expense Payments shall be referred to herein as a “Voluntary Reimbursement Payment”, and together with the Required Reimbursement Payments, the “Reimbursement Payments”. “Available Operating Funds” means the sum of (i) our net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) our net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

No Voluntary Reimbursement Payment for any calendar month shall be made if: (1) the Effective Rate of Distributions Per Share declared by the Company at the time of such Voluntary Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Voluntary Reimbursement Payment relates, (2) the Company’s Operating Expense Ratio at the time of such Voluntary Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Voluntary Reimbursement Payment relates, or (3) the Company’s Other Operating Expenses at the time of such Voluntary Reimbursement Payment exceed 0.70% of the Company’s NAV. “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365-day year) of regular cash distributions per share exclusive of returns of capital and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Adviser, shareholder servicing and/or distribution fees, if any, and interest expense, by the Company’s net assets. “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with U.S. GAAP for investment companies.

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

The Expense Support Agreement automatically renewed on October 4, 2026 for an additional one-year term ending October 4, 2027, and shall renew automatically for successive one-year terms thereafter unless either the Company or the Adviser determines to terminate it and so notifies the other party. Either the Company or the Adviser may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by the Company to the Adviser will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.

Based on the terms described above, the Company may be obligated to make Reimbursement Payments to the Adviser in accordance with the Expense Support Agreement.

The following table presents a cumulative summary of the expense payments and reimbursement payments as of September 30, 2026.

For the Quarter Ended	Required Expense Payments by Adviser	Required Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
March 31, 2024	$232	$—	$232	March 31, 2027
June 30, 2024	832	—	832	June 30, 2027
September 30, 2024	572	—	572	September 30, 2027
December 31, 2024	949	—	949	December 31, 2027
March 31, 2025	353	—	353	March 31, 2028
June 30, 2025	280	—	280	June 30, 2028
September 30, 2025	680	—	680	September 30, 2028
December 31, 2025	2,424	—	2,424	December 31, 2028
March 31, 2026	135	—	135	March 31, 2029
June 30, 2026	292	—	292	June 30, 2029
September 30, 2026	1,249	—	1,249	September 30, 2029
Total	$7,998	$—	$7,998

Due to / Due From Affiliate

During the three and nine months ended September 30, 2026, the Investment Adviser provided $1,249 and $1,676, respectively, of expense support, in accordance with the Expense Support Agreement. During the three and nine months ended September 30, 2025, the Investment Adviser provided $680 and $1,312, respectively, of expense support, in accordance with the Expense Support Agreement. As of September 30, 2026 and December 31, 2025, $1,214 and $1,012, respectively, remains receivable from the Adviser and are included in Due from affiliate on the Consolidated Statements of Assets and Liabilities.

Management Fee

Prior to the BDC Election Date, the Company did not incur management fees. Following the BDC Election Date, the Company began to accrue management fees. The management fee is payable monthly in arrears at an annual rate of 1.00% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month, adjusted for any share issuances or repurchases during the applicable month. For purposes of the Advisory Agreement, net assets mean the Company’s total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP. For the three and nine months ended September 30, 2026, the Company recognized $2,027 and $5,464, respectively, in management fees and the three and nine months ended September 30, 2025, the Company recognized $1,004 and $2,200, respectively, in management fees, net of voluntary management fees waived. As of September 30, 2026 and December 31, 2025, $724 and $441 of management fees, respectively, were unpaid and are included in management fees payable on the Consolidated Statements of Assets and Liabilities.

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
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Incentive Fee Based on Income

The portion based on our income is based on Pre-Incentive Fee Net Investment Income Returns attributable to our Common Shares. “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayment premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Advisory Agreement and an Administration Agreement with our Administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred stock, but excluding the Incentive Fee and shareholder servicing and/or distribution fees, if any). Shareholders may be charged a fee on an income amount that is higher than the income shareholders may ultimately receive. Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses, or unrealized gain (loss).

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

Prior to the BDC Election Date, the Company did not incur incentive fees. Following the BDC Election Date, the Company began to accrue incentive fees. For the three and nine months ended September 30, 2026, the income based incentive fees were $3,172 and $8,381, respectively. For the three and nine months ended September 30, 2025, the income based incentive fees were $1,606 and $3,807, respectively. As of September 30, 2026 and December 31, 2025, $3,172 and $2,073, respectively, of income based incentive fees were unpaid and are included in Income incentive fees payable on the Consolidated Statements of Assets and Liabilities.

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
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Prior to the BDC Election Date, the Company did not incur incentive fees. Following the BDC Election Date, the Company began to accrue incentive fees. For the three and nine months ended September 30, 2026, accrued capital gains based incentive fees were $0 and $0, respectively. For the three and nine months ended September 30, 2025, accrued capital gains based incentive fees were $70 and $35, respectively. The accrual for any capital gains incentive fees under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual. As of September 30, 2026 and December 31, 2025, there were no capital gains incentive fees payable on the Consolidated Statements of Assets and Liabilities.

Administration Fees

From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services. Unless such expenses are specifically assumed by the Adviser, Administrator or their affiliates under the Advisory Agreement or Administration Agreement, as applicable, the Company will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on the Company’s behalf. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. As of September 30, 2026 and December 31, 2025, the Company owed the Adviser $759 and $2,157, respectively, for reimbursements under the terms of the Administration Agreement, which are included in Due to affiliate on the Consolidated Statements of Assets and Liabilities.

The Company will pay the Administrator a fee payable monthly in arrears at an annual rate of 0.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month, adjusted for any share issuances or repurchases during the applicable month.

Prior to the BDC Election Date, the Company did not incur administration fees. Following the BDC Election Date, the Company began to accrue administration fees. For the three and nine months ended September 30, 2026, the Company recognized $507 and $1,366, respectively, of administration fees. For the three and nine months ended September 30, 2025, the Company recognized $250 and $592, respectively, of administration fees. As of September 30, 2026 and as of December 31, 2025, $181 and $110, respectively, of administration fees were unpaid and are included in administration fees payable on the Consolidated Statements of Assets and Liabilities.

Controlled/Affiliated Companies

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying Consolidated Financial Statements, including the Consolidated Schedule of Investments. The Company has made investments in a joint venture that is considered a controlled company. For further information, see “Note 4 – Investments.”

(4)  INVESTMENTS

Fair Value Measurement and Disclosures

The following table shows the composition of the Company’s investment portfolio as of September 30, 2026, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value(1)
First Lien Secured Debt	$1,726,840	$1,720,233	$—	$11,765	$1,708,468	$—
Second Lien Secured Debt	30,028	27,203	—	—	27,203	—
Equity	1,621	1,774	—	—	1,774	—
Investments in Joint Venture	80,629	80,338	—	—	—	80,338
Total Investments at Fair Value	$1,839,118	$1,829,548	$—	$11,765	$1,737,445	$80,338

(1) In accordance with ASC 820, the Company’s investment in SBLA JV is measured using the net asset value (or its equivalent) as a practical expedient for fair value and has not been classified in the fair value hierarchy.

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2026
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

The following table presents changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2026:

	For the nine months ended September 30, 2026
	First Lien Secured Debt	Second Lien Secured Debt	Equity
Fair value, beginning of period	$1,203,429	$30,070	$890
Purchases	940,286	—	732
Payment-in-kind interest income capitalized	754	—	—
Sales and repayments	(438,694)	—	—
Net (amortization) accretion on investments	4,483	77	—
Net realized gains (losses) on investments	88	—	—
Net change in unrealized gains (losses) on investments	(1,878)	(2,944)	152
Transfers out of Level 3(1)	—	—	—
Transfers into Level 3(1)	—	—	—
Fair value, end of period	$1,708,468	$27,203	$1,774
Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2026	$(2,283)	$(2,944)	$153

(1)	For the nine months ended September 30, 2026 there were no transfers out of/into Level 3.

The following table presents changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2025:

	For the nine months ended September 30, 2025
	First Lien Secured Debt	Second Lien Secured Debt
Fair value, beginning of period	$439,367	$—
Purchases	499,047	29,915
Sales and repayments	(91,947)	—
Net (amortization) accretion on investments	1,861	11
Net realized gains (losses) on investments	—	—
Net change in unrealized gains (losses) on investments	(269)	—
30

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the nine months ended September 30, 2025
	First Lien Secured Debt	Second Lien Secured Debt
Transfers out of Level 3(1)	$—	$—
Transfers into Level 3(1)	—	—
Fair value, end of period	$848,059	$29,926
Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2025	$443	$—

(1)	For the nine months ended September 30, 2025 there were no transfers out of/into Level 3.

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of September 30, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, according to our valuation policy, we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2026, were as follows:

Asset Category	Fair Value	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average(1)
First Lien Secured Debt	$1,433,542	Income Approach	Discount Rate	8.07% - 12.85%	10.11%
First Lien Secured Debt	274,926	Market Approach	Transaction Price	n/a	n/a
Second Lien Secured Debt	27,203	Income Approach	Discount Rate	13.18% - 14.18%	13.68%
Equity	1,043	Market Approach	EBITDA Multiple	10.5x - 12.5x	11.5x
Equity	731	Market Approach	Transaction Price	n/a	n/a
Total Level 3 Investments	$1,737,445

(1)	Weighted averages are calculated based on fair value of investments.

The unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2025, were as follows:

Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average(1)
First Lien Secured Debt	$876,531	Income Approach	Discount Rate	7.23% - 11.25%	8.72%
First Lien Secured Debt	326,898	Market Approach	Transaction Price	n/a	n/a
Second Lien Secured Debt	30,070	Income Approach	Discount Rate	9.94% - 10.44%	10.19%
Equity	890	Market Approach	Transaction Price	n/a	n/a
Total Level 3 Investments	$1,234,389

(1)	Weighted averages are calculated based on fair value of investments.

The significant unobservable input used in the market approach is the transaction price to acquire the position. There has been no change to the valuation based on the underlying assumptions used at the closing of such transaction. The significant unobservable inputs used in the income approach is the discount rate. The discount rate is used to discount the estimated future cash flows, which include both future principal and interest payments expected to be received from the underlying investment. An increase/decrease in the discount rate would result in a decrease/increase, respectively, in the fair value. There have been no material changes to the valuation approaches utilized during the nine months ended September 30, 2026 or the year ended December 31, 2025.

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
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Funding, LLC, a wholly-owned subsidiary of the SBLA JV and a Delaware limited liability company that is a disregarded entity for tax purposes, to hold investment collateral in connection with a credit facility.

The Company and the JV partner have $140 million and $20 million, respectively, in total commitments to SBLA JV, with targeted member ownership interests of approximately 87.5% and 12.5%, respectively. The Company and the JV partner have equal voting rights with respect to the SBLA JV and the SBLA JV’s general partner. The SBLA JV will not be consolidated in the Company’s Consolidated Financial Statements. As of September 30, 2026 and December 31, 2025, the Company had $140 million and $140 million of commitments to the SBLA JV, respectively, of which $59.4 million and $78.4 million, respectively, were unfunded.

The following table presents the consolidated schedule of investments of the SBLA JV as of September 30, 2026.

SBLA Private Credit LLC
Consolidated Schedule of Investments
September 30, 2026

(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Secured Debt(4) (5)
Aerospace & Defense
Accel International Holdings Inc (Term Loan)	1M S + 4.25%	8.15%	4/26/2032	$12,000	$12,000	$12,000	13.07%
					12,000	12,000	13.07
Air Freight & Logistics
RJW Logistics Group, Inc (Term Loan)	3M S + 5.00%	9.07%	11/26/2031	12,000	11,906	11,895	12.96
					11,906	11,895	12.96
Automobile Components
ATCDT Corp (Term Loan)	1M S + 3.25%	7.25%	1/25/2028	13,022	12,952	13,022	14.18
					12,952	13,022	14.18
Chemicals
Lenticular Holdings Inc (Term Loan)	3M S + 4.75%	8.79%	9/19/2033	11,873	11,755	11,755	12.80
					11,755	11,755	12.80
Commercial Services & Supplies
KDV Label (Term Loan)	1M S + 3.85%	7.53%	4/30/2029	7,928	7,928	7,868	8.57
KDV Label (Delayed Draw)(6)	1M S + 3.85%	7.53%	4/30/2029	541	541	515	0.56
Meridian Waste Acquisitions, LLC (Revolver)(6)	3M S + 3.38%	7.25%	8/30/2029	1,164	1,164	1,164	1.27
Meridian Waste Acquisitions, LLC (Term Loan)	3M S + 3.88%	7.84%	8/30/2029	18,003	18,003	18,003	19.61
Meridian Waste Acquisitions, LLC (Delayed Draw 2026 Term Loan)(6)	3M S + 3.88%	7.61%	8/30/2029	615	615	615	0.67
					28,251	28,165	30.68
Containers & Packaging
Accord Buyer LLC (Term Loan)	1M S + 4.50%	8.50%	5/19/2028	7,987	7,942	7,827	8.53
Accord Buyer LLC (Term Loan B)(6)	1M S + 4.50%	8.50%	5/19/2028	1,325	1,325	1,278	1.39
Schoeneck Containers, LLC (Term Loan)	1M S + 4.10%	8.12%	5/7/2028	9,045	9,045	9,045	9.85
Schoeneck Containers, LLC (Delayed Draw)	1M S + 4.10%	8.12%	5/7/2028	4,621	4,621	4,621	5.03
					22,933	22,771	24.80
Financial Services
Forge Borrower, LLC (Term Loan)	3M S + 4.25%	8.32%	1/31/2033	1,750	1,734	1,750	1.91
MAI Capital Management Intermediate LLC (Term Loan)	3M S + 4.75%	8.82%	8/29/2031	7,733	7,730	7,704	8.39
Trimont Holdings LLC (Term Loan)	3M S + 2.50%	6.32%	2/28/2030	23,800	23,713	23,681	25.79
					33,177	33,135	36.09
Health Care Equipment & Supplies
MGS MFG. Group, Inc. (Term Loan)	3M S + 4.50%	8.57%	12/31/2028	10,773	10,773	10,665	11.61
StateServ Acquisition, Inc. (Term Loan)	3M S + 4.50%	8.25%	7/18/2033	13,415	13,282	13,283	14.47
					24,055	23,948	26.08
32

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
Health Care Providers & Services
Falcon Parent Holdings Inc (Term Loan)	3M S + 5.50% (Incl. 2.75% PIK)	9.26%	11/6/2031	$6,019	$5,949	$5,914	6.44%
					5,949	5,914	6.44
IT Services
BCM One, Inc. (Delayed Draw)	1M S + 4.50%	8.50%	11/17/2027	1,475	1,475	1,475	1.61
BCM One, Inc. (Term Loan)	1M S + 4.50%	8.50%	11/17/2027	10,176	10,176	10,177	11.08
					11,651	11,652	12.69
Life Sciences Tools & Services
TransnetYX, Inc (Term Loan)	3M S + 4.75%	8.82%	4/13/2027	7,667	7,667	7,667	8.35
					7,667	7,667	8.35
Machinery
Iris Acquisition, LLC (Term Loan)	1M S + 5.00%	8.77%	6/9/2033	28,000	27,728	27,720	30.19
LR Purchaser LLC (Term Loan)	1M S + 4.25%	7.93%	3/19/2031	21,681	21,385	21,383	23.29
Rental Equipment Investment Co. (Term Loan)	6M S + 5.00%	8.85%	10/8/2030	24,813	24,554	24,564	26.75
					73,667	73,667	80.23
Pharmaceuticals
MRO Maryruth LLC (Term Loan A 1st Amendment)	3M S + 3.75%	7.80%	9/30/2030	9,739	9,692	9,690	10.55
					9,692	9,690	10.55
Professional Services
ComPsych Investment Corp. (Term Loan)	3M S + 4.75%	8.48%	7/22/2031	24,562	24,540	24,439	26.62
Vensure Employer Services Inc (Term Loan)	3M S + 5.00%	9.07%	9/29/2031	11,790	11,745	11,731	12.78
					36,285	36,170	39.40
Real Estate Management & Development
Royal Property Company Borrower LLC (Term Loan A)	1M S + 3.75%	7.65%	5/1/2030	13,799	13,727	13,765	14.99
Royal Property Company Borrower LLC (Term Loan B)	1M S + 5.25%	9.15%	5/1/2031	3,579	3,549	3,547	3.87
Royal Property Company Borrower LLC (Delayed Draw)(6)	1M S + 3.75%	N/A	5/1/2031	—	(24)	(45)	(0.05)
					17,252	17,267	18.81
Specialty Retail
Alliance Mobile Inc (Revolver)(6)	3M S + 3.50%	N/A	8/17/2031	—	(5)	—	—
Alliance Mobile Inc (Term Loan 2026 6th Amendment)	3M S + 3.50%	7.24%	8/17/2031	20,253	20,253	20,253	22.06
					20,248	20,253	22.06
Textiles, Apparel & Luxury Goods
Colorescience Inc (Term Loan)	3M S + 4.25%	8.32%	1/23/2032	15,028	14,891	15,028	16.37
					14,891	15,028	16.37
Total First Lien Secured Debt					$354,331	$353,999	385.56%
Total Investments at fair value					$354,331	$353,999	385.56%

(1)	Unless otherwise indicated, debt investments held by the SBLA JV are denominated in U.S. dollars and are income producing. All investments are pledged as collateral under a credit facility, unless otherwise indicated.

(2)	Unless otherwise indicated, each loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), which generally resets periodically. For each loan, the SBLA JV has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of September 30, 2026.

(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with U.S. GAAP.

(4)	Unless otherwise indicated, issuers of debt held by the SBLA JV are domiciled in the United States.

(5)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 - Investments”).

(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from the unfunded commitment being valued below par and/or unamortized fees, which are capitalized to the investment cost. As of September 30, 2026, the total unfunded loan commitment was approximately $19.1 million.
33

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2026
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
First Lien Secured Debt(4) (5)
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
34

Lord Abbett Private Credit Fund

Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Investments(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Common Units	Cost(3)	Fair Value	% of Net Assets
IT Services
BCM One, Inc. (Delayed Draw)	6M S + 4.50%	8.80%	11/17/2027	$1,571	$1,571	$1,571	2.23%
BCM One, Inc. (Term Loan)	6M S + 4.50%	8.20%	11/17/2027	10,263	10,263	10,263	14.58
					11,834	11,834	16.81
Leisure Products
Buffalo Games LLC (Term Loan)	1M S + 2.50%	6.32%	8/31/2027	2,673	2,673	2,673	3.80
					2,673	2,673	3.80
Life Sciences Tools & Services
TransnetYX, Inc (Term Loan)	3M S + 4.75%	8.42%	4/13/2027	9,931	9,931	9,931	14.11
					9,931	9,931	14.11
Machinery
Rental Equipment Investment Co. (Term Loan)	3M S + 4.50%	8.17%	10/8/2030	25,000	24,700	24,688	35.06
Seakeeper Technologies LLC (Term Loan)	3M S + 3.25%	7.09%	7/19/2027	17,971	17,838	17,903	25.43
					42,538	42,591	60.49
Professional Services
ComPsych Investment Corp. (Term Loan)	3M S + 4.75%	8.61%	7/22/2031	11,880	11,855	11,880	16.87
Investor Group Services LLC (Term Loan)	1M S + 3.25%	7.04%	10/21/2027	11,920	11,824	11,815	16.78
Vensure Employer Services Inc (Term Loan)	3M S + 5.00%	8.67%	9/29/2031	11,880	11,829	11,835	16.81
					35,508	35,530	50.46
Real Estate Management & Development
Royal Property Company Borrower LLC (Term Loan)	1M S + 3.75%	7.47%	2/2/2028	14,076	13,964	14,041	19.94
					13,964	14,041	19.94
Specialty Retail
Alliance Mobile Inc (Term Loan)	3M S + 3.50%	7.32%	8/1/2028	14,957	14,876	14,882	21.14
Alliance Mobile Inc (Delayed Draw)	3M S + 3.50%	7.32%	8/1/2028	1,396	1,396	1,389	1.97
Alliance Mobile Inc (Term Loan)	3M S + 3.50%	7.32%	8/1/2028	2,251	2,232	2,240	3.18
M&M Thrift Management Company LLC (Term Loan)	3M S + 2.25%	6.02%	12/1/2026	10,248	10,187	10,196	14.48
					28,691	28,707	40.77
Total First Lien Secured Debt					$280,821	$280,837	398.88%
Total Investments at Fair Value					$280,821	$280,837	398.88%

(1)	Unless otherwise indicated, debt investments held by the SBLA JV are denominated in USD and are income producing. All investments are pledged as collateral under a credit facility, unless otherwise indicated.

(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), which generally resets periodically. For each loan, the SBLA JV has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of December 31, 2025.

(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with U.S. GAAP.

(4)	Unless otherwise indicated, issuers of debt held by the SBLA JV are domiciled in the United States.

(5)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2 - Summary of Significant Accounting Policies” and “Note 4 - Investments”).

(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from the unfunded commitment being valued below par and/or unamortized fees, which are capitalized to the investment cost. As of December 31, 2025, the total unfunded loan commitment was approximately $15.8 million.
35

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

SBLA Private Credit LLC
Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table presents the consolidated statements of assets and liabilities information of the SBLA JV as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost $354,331 and $280,821, respectively)	$353,999	$280,837
Cash and cash equivalents	14,134	16,289
Interest receivable from non-controlled/non-affiliated investments	2,721	1,192
Receivable for investments sold	220	—
Total assets	$371,074	$298,318

LIABILITIES
Debt (net of deferred financing costs $2,195 and $2,600, respectively)	$271,505	$221,200
Interest payable	4,150	3,888
Distribution payable	2,904	2,304
Professional fees payable	458	211
Administration fees payable	135	112
Due to affiliate	78	196
Accrued expenses and other liabilities	29	—
Total liabilities	$279,259	$227,911
MEMBERS’ EQUITY
Members’ equity	$91,815	$70,407
Total members’ equity	$91,815	$70,407
Total liabilities and members’ equity	$371,074	$298,318

The following table presents the consolidated statements of operations information of the SBLA JV for the three and nine months ended September 30, 2026 and September 30, 2025.

	For the three months ended September 30, 2026	For the three months ended September 30, 2025	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Investment income
Non-controlled/non-affiliated investments:
Interest income	$7,331	$6,469	$20,035	$12,192
Payment-in-kind interest income	125	—	125	—
Fee income	117	—	249	—
Total investment income	$7,573	$6,469	$20,409	$12,192

Expenses
Interest expense	$4,311	$4,089	$11,922	$7,424
Professional fees	165	74	488	176
Administration fees	134	105	364	146
Other general & administrative	59	—	156	—
Total expenses	$4,669	$4,268	$12,930	$7,746
Net expenses	$4,669	$4,268	$12,930	$7,746
Net investment income	$2,904	$2,201	$7,479	$4,446
36

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

	For the three months ended September 30, 2026	For the three months ended September 30, 2025	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025

Net realized and change in unrealized gain (loss)
Net change in unrealized gain (loss):
Non-controlled/non-affiliated investments	$50	$162	$(348)	$275
Net change in unrealized gain (loss)	$50	$162	$(348)	$275
Net realized and change in unrealized gain (loss)	$50	$162	$(348)	$275
Net increase (decrease) in net assets resulting from operations	$2,954	$2,363	$7,131	$4,721
37

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2026
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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the SMBC Revolving Credit Facility accrue interest at a rate per annum equal to the relevant rate plus an applicable margin of (a) with respect to any ABR Loan, (i) 0.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 0.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount; (b) with respect to any Term Benchmark Loan, (i) 1.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 1.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount, and (c) with respect to any RFR Loans, (i) 1.875% per annum if the Gross Borrowing Base is less than 1.60x the Combined Debt Amount or (ii) 1.75% per annum if the Gross Borrowing Base is greater than or equal to 1.60x the Combined Debt Amount. In addition, the Company will pay a non-usage fee of 0.375% on the average daily unused amount of the revolving commitments under the SMBC Revolving Credit Facility. Capitalized terms are as defined in the SMBC Credit Agreement. As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the SMBC Revolving Credit Facility.

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

In connection with the BofA Revolving Credit Facility, the Company made certain customary representations and warranties and was required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition, the Company should not incur aggregate indebtedness in an amount (a) in excess of that permitted under the constituent documents and (b) in excess of $5 billion. The BofA Revolving Credit Facility contained customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, the lender may have terminated the commitments and declared the outstanding advances and all other obligations under the BofA Revolving Credit Facility immediately due and payable. On January 30, 2025, the Company terminated its BofA Revolving Credit Facility with Bank of America and repaid all outstanding principal and interest balances.

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
September 30, 2026
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

The BofA ABL Credit Facility was amended as of October 2, 2025, which, among other things, reduced the applicable margin from a range of 1.60% to 1.85% per annum, subject to a floor of 1.80% per annum. The BofA ABL Credit Facility was further amended on June 23, 2026, which, among other things, reflected the appointment of Computershare Trust Company, N.A. to succeed State Street Bank and Trust Company as collateral custodian and securities intermediary. As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the BofA ABL Credit Facility.

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

Borrowings under the RBC ABL Credit Facility accrue interest at a rate per annum equal to the floating rate applicable to the currency of such borrowing (which, for U.S. dollar-denominated borrowings, is daily SOFR), plus an applicable margin ranging from 1.60% per annum to 2.00% per annum depending on the nature of the collateral securing the advances, subject to a floor of 0% per annum. In addition, PCF Financing 2 will pay a non-usage fee on the unused commitments under the facility equal to (i) during the first nine months after the Closing Date, $0.00; (ii) from the nine-month anniversary of the Closing Date to and including the Reinvestment Period End Date, (a) for each day during such period that the Advances Outstanding (as defined in the Loan Agreement) on such day are less than 50% of the Facility Amount (as defined in the Loan Agreement) on such day, an amount equal to the sum of the products for each such day during such period, of (I) one divided by 360, (II) 1.25%, and (III) the positive difference between (X) 50% of the Facility Amount minus (Y) the Advances Outstanding as of each such day; (b) for each day during such period that the Advances Outstanding on such day are greater than or equal to 50% but less than 75% of the Facility Amount on such day, an amount equal to the sum of the products for each such day during such period, of (I) one divided by 360, (II) 0.75%, and (III) the positive difference between (X) 75% of the Facility Amount minus (Y) the Advances Outstanding as of each such day; and (c) for each day during such period that the Advances Outstanding on such day are greater than or equal to 75% of the Facility Amount on such day, $0.00; and (iii) from the

39

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Reinvestment Period End Date to the termination date, $0.00. As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the RBC ABL Credit Facility.

The Company’s outstanding debt obligations were as follows:

	As of September 30, 2026
	Aggregate Borrowing Capacity	Outstanding Principal	Less Unamortized Deferred Financing Costs	Carrying Value per Consolidated Statement of Assets and Liabilities
SMBC Revolving Credit Facility	$325,000	$172,656	$2,371	$170,285	(1)
BofA ABL Credit Facility	550,000	468,860	3,476	465,384
RBC ABL Credit Facility	450,000	359,522	1,578	357,944	(2)
Total	$1,325,000	$1,001,038	$7,425	$993,613

(1)	Net of $626 in unrealized appreciation related to foreign currency translations
(2)	Net of $(650) in unrealized depreciation related to foreign currency translations

The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2026.

	As of December 31, 2025
	Aggregate Borrowing Capacity	Outstanding Principal	Less Unamortized Deferred Financing Costs	Carrying Value per Consolidated Statement of Assets and Liabilities
SMBC Revolving Credit Facility	$325,000	$226,248	$2,879	$223,369	(1)
BofA ABL Credit Facility	450,000	406,300	2,298	404,002
RBC ABL Credit Facility	300,000	170,402	723	169,679	(2)
Total	$1,075,000	$802,950	$5,900	$797,050

(1)	Net of ($71) in unrealized depreciation related to foreign currency translations
(2)	Net of ($123) in unrealized depreciation related to foreign currency translations

The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2025.

The components of interest expense for the three and nine months ended September 30, 2026, and September 30, 2025 were as follows:

	For the three months ended September 30, 2026	For the three months ended September 30, 2025	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Borrowing interest expense	$11,883	$7,983	$32,528	$19,765
Facility unused fee	391	211	930	664
Amortization of deferred financing costs	527	275	1,409	1,028
Total	$12,801	$8,469	$34,867	$21,457

The following table summarizes the average debt outstanding and the weighted average interest cost:

	For the three months ended September 30, 2026	For the three months ended September 30, 2025	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Combined weighted average interest rate(1)	5.72%	6.46%	5.63%	6.42%
Combined weighted average debt outstanding	$833,501	$494,868	$775,003	$412,860

(1)	Excludes facility unused fees and amortization of deferred financing costs.
40

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2026
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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2026 and December 31, 2025, the Company had $582,815 and $382,015, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans.

As of September 30, 2026 and December 31, 2025, $59.4 million and $78.4 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to the SBLA JV.

(7)  SHAREHOLDERS’ CAPITAL

The following table summarizes the total Common Shares issued and proceeds received from the closings of the Company’s continuous private offerings that occurred for the nine months ended September 30, 2026.

Date Received	Shares Issued	Proceeds Received
January 2, 2026	3,562,500	$89,490
February 2, 2026	1,899,681	47,644
March 2, 2026	536,078	13,348
April 1, 2026	1,752,181	43,437
May 1, 2026	379,963	9,415
June 1, 2026	231,222	5,732
July 1, 2026	426,589	10,605
August 3, 2026	3,249,536	80,589
September 1, 2026	1,740,469	43,233
Total	13,778,219	$343,493
41

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table summarizes the total Common Shares issued and proceeds received from the closings of the Company’s continuous private offerings that occurred for the nine months ended September 30, 2025.

Date Received	Shares Issued	Proceeds Received
February 3, 2025	1,782,884	$45,000
March 3, 2025	849,604	21,410
April 1, 2025	513,669	12,965
May 1, 2025	800,756	20,131
June 2, 2025	1,204,565	30,282
July 1, 2025	2,073,082	52,138
August 1, 2025	602,622	15,168
September 2, 2025	674,414	16,976
Total	8,501,596	$214,070

Distribution Reinvestment Plan

Shareholders whose Common Shares are registered with State Street Bank and Trust Company (the “Agent”) will automatically be enrolled (the “Participants”) in the Company’s Dividend Reinvestment Plan (the “DRIP”). The Company will declare its income dividends or capital gains or other distributions (“Distributions”) payable in Common Shares, or, at the option of shareholders, in cash. Therefore, each Participant will have all Distributions, net of any applicable U.S. withholding taxes, on his or her Common Shares automatically reinvested (net of applicable withholding tax) in additional Common Shares, unless such Participant elects to receive such Distributions in cash by contacting the Agent. An election to receive cash may be revoked or reinstated at the election of the shareholder. On the payment date for a Distribution, the Agent shall receive newly issued Common Shares (“Additional Shares”), including fractions, from the Company for each Participant’s account. The number of Additional Shares to be credited shall be determined by dividing the dollar amount of the Distribution by the net asset value per Common Share on the payment date. The net asset value per Common Share on a particular date shall be the amount calculated on that date (or if not calculated on such date, the amount most recently calculated) by or on behalf of the Company in accordance with the Company’s current private placement memorandum. It is contemplated that the Company will pay dividends at least quarterly. If, for any reason beyond the control of the Agent, reinvestment of the Distributions cannot be completed within thirty (30) days after the applicable payment date for such Distribution, funds held by the Agent on behalf of a Participant will be distributed to that Participant.

The following table summarizes the Company’s distributions declared, paid and payable for the nine months ended September 30, 2026:

Date Declared	Record Date	Payment Date	Per Share	Total Amount
January 23, 2026	January 31, 2026	February 25, 2026	$0.22	$5,413
February 24, 2026	February 28, 2026	March 26, 2026	0.22	5,838
March 23, 2026	March 31, 2026	April 29, 2026	0.22	5,966
April 20, 2026	April 30, 2026	May 29, 2026	0.22	6,358
May 26, 2026	May 31, 2026	June 26, 2026	0.22	6,450
June 23, 2026	June 30, 2026	July 28, 2026	0.22	6,509
July 21, 2026	July 31, 2026	August 27, 2026	0.22	6,580
August 24, 2026	August 31, 2026	September 28, 2026	0.22	7,305
September 21, 2026	September 30, 2026	October 29, 2026	0.22	7,697
Total				$58,116

The following table summarizes the amounts received and Common Shares issued to shareholders who have participated in the DRIP for the nine months ended September 30, 2026:

Payment Date	DRIP Shares Issued	Amount per Share	DRIP Shares Value
January 28, 2026	24,693	$25.12	$620
February 25, 2026	32,946	25.08	827
March 26, 2026	34,298	24.90	854
April 29, 2026	35,727	24.79	886
May 29, 2026	37,019	24.78	917
June 26, 2026	37,999	24.79	942
42

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

Payment Date	DRIP Shares Issued	Amount per Share	DRIP Shares Value
July 28, 2026	38,822	$24.86	$965
August 27, 2026	40,682	24.80	1,008
September 28, 2026	45,762	24.84	1,137
Total	327,948		$8,156

The following table summarizes the Company’s distributions declared, paid and payable for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Per Share	Total Amount
January 29, 2025	January 29, 2025	February 25, 2025	$0.25	$2,017
February 26, 2025	February 26, 2025	March 27, 2025	0.24	2,365
March 27, 2025	March 27, 2025	April 28, 2025	0.24	2,569
April 24, 2025	April 30, 2025	May 27, 2025	0.24	2,692
May 22, 2025	May 30, 2025	June 27, 2025	0.24	2,885
June 24, 2025	June 30, 2025	July 28, 2025	0.23	3,044
July 24, 2025	July 31, 2025	August 27, 2025	0.23	3,524
August 25, 2025	August 31, 2025	September 26, 2025	0.23	3,665
September 22, 2025	September 30, 2025	October 28, 2025	0.22	3,658
Total				$26,419

The following table summarizes the amounts received and Common Shares issued to shareholders who have participated in the DRIP for the nine months ended September 30, 2025:

Payment Date	DRIP Shares Issued	Amount per Share	DRIP Shares Value
April 28, 2025	343	$25.24	$9
May 27, 2025	1,195	25.14	30
June 27, 2025	8,726	25.14	219
July 28, 2025	13,997	25.15	352
August 27, 2025	14,065	25.17	354
September 26, 2025	16,068	25.17	404
Total	54,394		$1,368

As of September 30, 2026 and as of December 31, 2025, Lord Abbett and certain registered investment companies and other pooled vehicles advised by Lord Abbett collectively own approximately 80% and 89%, respectively, of the Company.

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

On July 30, 2026, under the Company’s share repurchase program, the Company made a tender offer to purchase up to 1,465,813.51 Common Shares, which represents approximately 5% of the Company’s outstanding shares as of May 31, 2026. The tender offer was for cash at a price equal to the net asset value per share as of September 30, 2026. The offer expired at 11:59 P.M., Eastern Time, on August 27, 2026. All repurchase requests validly tendered and not withdrawn were satisfied in full.

43

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following table summarizes the shares repurchased and consideration paid by the Company pursuant to its tender offers during the nine months ended September 30, 2026.

Tender Offer Commencement	Repurchase Request Deadline	Amount of / Percentage of Outstanding Shares Offered to Repurchase	Pricing Date(2)	Price Paid Per Share	Amount Repurchased in Tender Offer	Number of Shares Repurchased in Tender Offer	Percentage of Outstanding Shares Repurchased in Tender Offer
30-Apr-26	29-May-26	1,327,050 / 5.00%(1)	30-June-26	$24.86	$3,468	139,488	0.53%
30-Jul-26	27-Aug-26	1,465,814 / 5.00%(1)	30-Sep-26	$24.86	$ 527	21,179	0.07%

(1)	Reflects 5.00% of outstanding shares as of February 28, 2026 and May 31, 2026, respectively.
(2)	The tender offer was for cash at a price equal to the net asset value per share as of this date.

During the nine months ended September 30, 2025, there was no repurchase activity.

(8)  CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the consolidated financial highlights for the nine months ended September 30, 2026:

For the nine months ended September 30, 2026
Per Share Data
Net asset value, beginning of period	$25.12
Net investment income (loss)(1)	2.00
Net realized and unrealized gain (loss)(2)	(0.28)
Net increase (decrease) in net assets resulting from operations	1.72
Distributions declared from net investment income(3)	(1.98)
Total increase (decrease) in net assets	(0.26)
Net asset value, end of period	24.86
Common Shares outstanding at end of period	34,966,684
Total return based on net asset value(4)	7.1%
Ratio/Supplemental Data:
Net assets at end of period	$869,387
Ratio of expenses before expense reimbursement to average net asset value(5)	10.0%
Ratio of net expenses to average net asset value(5)	9.7%
Ratio of net investment income to average net asset value(5)	10.8%
Asset coverage ratio	187%
Portfolio Turnover	28%

(1)	Per share data has been derived based on the weighted average number of shares outstanding for the nine months ended September 30, 2026.
(2)	Net unrealized and realized gain (loss) per share may not correlate to the aggregate of the net realized and unrealized gain (loss) in the Consolidated Statement of Operations, primarily due to the timing of the issuance of the Common Shares.
(3)	The tax character of distributions is determined based on the total amount of taxable income for the full tax year and cannot be confirmed until after the close of the tax year. Accordingly, the tax character of the Company’s distributions as denoted herein may be re-characterized later based on taxable income for the full tax year.
(4)	Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company’s dividend reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fees, if any. Total returns for periods of less than 1 year are not annualized.
(5)	Annualized for the nine months ended September 30, 2026.
44

Lord Abbett Private Credit Fund
Notes to the Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2026
(in thousands, except share amounts, per share data, percentages, and as otherwise noted)

The following are the consolidated financial highlights for the nine months ended September 30, 2025:

For the nine months ended September 30, 2025
Per Share Data:
Net asset value, beginning of period	$25.22
Net investment income (loss)(1)	2.12
Net realized and unrealized gain (loss)(2)	0.01
Net increase (decrease) in net assets resulting from operations	2.13
Distributions declared(3)	(2.12)
Total increase (decrease) in net assets	0.01
Net asset value, end of period	25.23
Common Shares outstanding at end of period	16,627,096
Total return based on net asset value(4)	8.78%
Ratio/Supplemental Data:
Net assets at end of period	$419,441
Ratio of expenses before waiver and expense reimbursement to average net asset value(5)	12.93%
Ratio of net expenses to average net asset value(5)	12.30%
Ratio of net investment income to average net asset value(5)	11.27%
Asset coverage ratio	175%
Portfolio Turnover	13%

(1)	Per share data has been derived based on the weighted average number of shares outstanding for the period from January 1, 2025 to September 30, 2025.
(2)	Net unrealized and realized gain (loss) per share does not correlate to the aggregate of the net realized and unrealized gain (loss) in the Statement of Operations, primarily due to the timing of the issuance of the Common Shares.
(3)	The tax character of distributions is determined based on the total amount of taxable income for the full tax year and cannot be confirmed until after the close of the tax year. Accordingly, the tax character of the Company’s distributions as denoted herein may be re-characterized later based on taxable income for the full tax year.
(4)	Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company’s distribution reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fees, if any. Total returns for periods of less than 1 year are not annualized.
(5)	Annualized for the nine months ended September 30, 2025.

(9)  SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the Consolidated Financial Statements were issued. There have been no subsequent events that require recognition or disclosure through the date the Consolidated Financial Statements were issued, except as disclosed below.

Distributions

On October 19, 2026, the Company declared a distribution of approximately $0.22 per share to shareholders of record as of October 31, 2026 to be paid on or about November 24, 2026.

October and November 2026 Subscriptions

The Company received $90.6 million ($28 million of which was received prior to or on September 30, 2026 and is recorded in Subscriptions received in advance in our Consolidated Statements of Assets and Liabilities) of proceeds relating to the issuance of Common Shares for subscriptions effective October 1, 2026 and November 2, 2026.

Share Repurchases

On October 29, 2026, under the Company’s share repurchase program, the Company made a tender offer to purchase up to 1,660,081.55 Common Shares, which represents approximately 5% of the Company’s outstanding shares as of August 31, 2026. The tender offer was for cash at a price equal to the net asset value per share as of December 31, 2026. The offer will expire at 11:59 P.M., Eastern Time, on November 30, 2026.

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

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation, by primarily focusing on directly originated, senior secured loans to U.S. middle-market companies.

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

Revenue

We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts. In addition, we generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and possibly consulting fees.

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

46

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

Following any month in which Other Operating Expenses are below the Expense Cap on an annualized basis, the Adviser may be reimbursed (a “Required Reimbursement Payment”) for any Required Expense Payment to the extent that (i) the Other Operating Expenses, inclusive of such Required Reimbursement Payment remain at or below the Expense Cap and (ii) the applicable Required Expense Payment was made no more than three (3) years prior to the Required Reimbursement Payment.

Following any calendar month in which Available Operating Funds exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Voluntary Expense Payments made by the Adviser to the Company within three (3) years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company with respect to Voluntary Expense Payments shall be referred to herein as a “Voluntary Reimbursement Payment”, and together with the Required Reimbursement Payments, the “Reimbursement Payments”. “Available Operating Funds” means the sum of (i) our net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) our net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

No Voluntary Reimbursement Payment for any calendar month shall be made if: (1) the Effective Rate of Distributions Per Share declared by the Company at the time of such Voluntary Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Voluntary Reimbursement Payment relates, (2) the Company’s Operating Expense Ratio at the time of such Voluntary Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Voluntary Reimbursement Payment relates, or (3) the Company’s Other Operating Expenses at the time of such Voluntary Reimbursement Payment exceed 0.70% of the Company’s NAV. “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365-day year) of regular cash distributions per share exclusive of returns of capital and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, if any, and interest expense, by the Company’s net assets. “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

The Expense Support Agreement automatically renewed on October 4, 2026 for an additional one-year term ending October 4, 2027 and shall renew automatically for successive one-year terms thereafter unless either the Company or the Adviser determines to terminate it and so notifies the other party. Either the Company or the Adviser may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by the Company to the Adviser will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.

The following table presents a cumulative summary of the expense payments and reimbursement payments since the Company’s commencement of operations:

For the Quarter Ended	Required Expense Payments by Adviser	Required Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
March 31, 2024	$232	$—	$232	March 31, 2027
June 30, 2024	832	—	832	June 30, 2027
September 30, 2024	572	—	572	September 30, 2027
December 31, 2024	949	—	949	December 31, 2027
March 31, 2025	353	—	353	March 31, 2028
June 30, 2025	280	—	280	June 30, 2028
September 30, 2025	680	—	680	September 30, 2028
December 31, 2025	2,424	—	2,424	December 31, 2028
March 31, 2026	135	—	135	March 31, 2029
June 30, 2026	292	—	292	June 30, 2029
September 30, 2026	$1,249	$—	$1,249	September 30, 2029
Total	$7,998	$—	$7,998
47

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio is presented below:

	As of September 30, 2026			As of December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Secured Debt	$1,726,840	$1,720,233	94%	$1,219,955	$1,217,362	93%
Second Lien Secured Debt	30,028	27,203	1%	29,951	30,070	2%
Equity	1,621	1,774	—(a)	890	890	—(a)
Investments in Joint Venture	80,629	80,338	4%	61,592	61,606	5%
Total Investments at Fair value	$1,839,118	$1,829,548	100%	$1,312,388	$1,309,928	100%

(a)	Amount is less than 1%

Our debt portfolio displayed the following characteristics of each of our investments:

	September 30, 2026	December 31, 2025
Number of portfolio companies	70	45
Percentage of performing debt bearing a floating rate	100%	100%
Percentage of performing debt bearing a fixed rate	0%	0%
Percentage of our total portfolio on non-accrual	0%	0%

The following table presents information concerning portfolio companies to which the Company has made loans:

Portfolio Company Metrics(1):
Median 12-month EBITDA:	$96 million(2)(7)
Weighted average net leverage:	5.0x(2)(3)
Weighted average loan to value:	42%(2)(4)
Weighted average interest coverage:	2.4x(2)(5)
Weighted average yield on debt investments, at cost:	9.6%(6)

(1)	Amounts were derived from the most recently available financial statements provided by portfolio companies which have not been independently verified by us and may reflect a normalized or adjusted amount. Such amounts have not been independently estimated by us, and accordingly, we take no responsibility for such numbers and make no representation or warranty in respect of this information.

(2)	Metrics exclude one liquid loan. Metrics also exclude one recurring revenue investment, which are investments in portfolio companies in which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA. Weighted average metrics are calculated as a percentage of funded par value of debt investments.

(3)	Net leverage is the ratio of total senior debt minus cash divided by EBITDA and taking into account leverage through the tranche to which the Company is a lender.

(4)	Calculated using total senior debt minus cash divided by total enterprise value estimated by the private equity sponsor or market comparables and taking into account leverage through the tranche to which the Company is a lender.

(5)	Interest coverage for a particular portfolio company is calculated by taking EBITDA and dividing by annualized latest reported interest expense.

(6)	Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, plus the annual unused fees, as applicable on debt securities divided by (b) total debt investments at cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.

(7)	For the portfolio companies included in the calculation above, median 12-month EBITDA at the time of the Company’s initial investment was $82 million.
48

Investment Activity

Our investment activity is presented below:

	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Investment Activity
Investments, beginning of period	$1,309,928	$472,588
New investments purchased	960,054	567,670
Payment-in-kind interest income capitalized	754	—
Investments sold or repaid	(438,802)	(91,947)
Net accretion of discount on investments	4,636	1,884
Net realized gain (loss) on investments	88	—
Net change in unrealized appreciation (depreciation)	(7,110)	269
Investments, end of period	$1,829,548	$950,464

Portfolio Companies
Portfolio Companies Beginning Period	45	22
Number of new investment commitments in portfolio companies	31	15
Number of investment commitments exited or fully repaid	6	4
Number of Portfolio Companies at period end	70	33
Count of industries	27	16

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the three months ended September 30, 2026	For the three months ended September 30, 2025
Total investment income	$41,653	$23,027
Less: Net expenses	19,454	11,854
Net investment income before taxes	22,199	11,173
Net investment income after taxes	22,199	11,173
Net change in unrealized appreciation (depreciation)	(374)	908
Net realized gain (loss)	5	—
Net increase (decrease) in net assets resulting from operations	$21,830	$12,081

	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Total investment income	$111,174	$55,671
Less: Net expenses	52,506	29,057
Net investment income before taxes	58,668	26,614
Net investment income after taxes	58,668	26,614
Net change in unrealized appreciation (depreciation)	(6,954)	269
Net realized gain (loss)	88	—
Net increase (decrease) in net assets resulting from operations	$51,802	$26,883

Investment Income

For the three months ended September 30, 2026, total investment income increased by $18.7 million to $41.7 million, compared to $23.0 million for the corresponding period in 2025. The increase was primarily attributable to continued capital deployment and the resulting growth in our investment portfolio, which contributed to higher interest income. The fair value of our investment portfolio increased to $1.8 billion as of September 30, 2026, compared to $950 million as of September 30, 2025. We expect investment income to fluctuate based on several factors, including the pace of new investment originations, repayments, changes in portfolio composition and prevailing interest rates. The composition of our investment income for the three and nine months ended September 30, 2026 and for the three and nine months ended September 30, 2025 was as follows (dollars in thousands):

	For the three months ended September 30, 2026	For the three months ended September 30, 2025
Investment income:
Non-controlled/non-affiliated investments:
Interest income	$36,222	$20,722
Payment-in-kind interest income	255	—
Fee income	2,634	374
Controlled/affiliated investments:
Dividend income	$2,542	$1,931
Total Investment Income	$41,653	$23,027
49

	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Investment income:
Non-controlled/non-affiliated investments:
Interest income	$99,345	$50,156
Payment-in-kind interest income	754	—
Fee income	4,530	1,620
Controlled/affiliated investments:
Dividend income	$6,545	$3,895
Total Investment Income	$111,174	$55,671

Expenses:

Expenses were as follows:

	For the three months ended September 30, 2026	For the three months ended September 30, 2025
Expenses:
Interest expense	$12,801	$8,469
Income incentive fees	3,172	1,606
Management fees	2,027	1,004
Professional fees	1,882	1,070
Administration fees	507	250
Other general & administrative	314	65
Capital gains incentive fees	—	70
Amortization of offering costs	—	—
Total expenses	$20,703	$12,534
Expense reimbursement	(1,249)	(680)
Management fees waived	—	—
Net expenses	$19,454	$11,854

	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Expenses:
Interest expense	$34,867	$21,457
Income incentive fees	8,381	3,807
Management fees	5,464	2,370
Professional fees	3,274	2,014
Administration fees	1,366	592
Other general & administrative	830	202
Capital gains incentive fees	—	35
Amortization of offering costs	—	62
Total expenses	$54,182	$30,539
Expense reimbursement	(1,676)	(1,312)
Management fees waived	—	(170)
Net expenses	$52,506	$29,057

Total expenses before expense support for the three and nine months ended September 30, 2026, consisted primarily of interest and debt financing expenses, management fees, income based incentive fees, and professional fees, including accounting, reporting and legal expenses. Total expenses before expense support increased for the three and nine months ended September 30, 2026, compared to the corresponding periods in 2025, primarily due to higher interest and debt financing expenses resulting from increased borrowings to support portfolio growth, higher management fees attributable to an increase in the Company’s average net assets, and higher income-based incentive fees resulting from increased investment income. We expect total expenses to increase as we continue to deploy capital and utilize borrowings to support the growth of our investment portfolio.

Interest and Other Financing Expenses

Interest expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs for the three and nine months ended September 30, 2026 were $12,801 and $34,867, respectively. Total interest expense (including unused commitment fees, amortization of debt issuance costs and deferred financing costs) for the three and nine months ended September 30, 2025, was approximately $8,469 and $21,457, respectively. The increase in total interest expense was primarily attributable to the growth of our investment portfolio and the corresponding increase in borrowings under our credit facilities to finance additional investment activity. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three and nine months ended September 30, 2026, was 5.72% and 5.63%, respectively. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three and nine months ended September 30, 2025, was 6.46% and 6.42%, respectively.

50

Net realized gain (loss) and change in unrealized appreciation (depreciation)

Net realized gain (loss) and change in unrealized appreciation (depreciation) were as follows:

	For the three months ended September 30, 2026	For the three months ended September 30, 2025
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$5	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(417)	765
Controlled/affiliated investments	43	143
Net realized gain (loss) and change in unrealized appreciation (depreciation)	$(369)	$908

	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$88	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(6,649)	27
Controlled/affiliated investments	(305)	242
Net realized gain (loss) and change in unrealized appreciation (depreciation)	$(6,866)	$269

For the three and nine months ended September 30, 2026, net realized gain (loss) and change in unrealized appreciation (depreciation) was $(369) and $(6,866), respectively, which were primarily the result of the changes in spreads in the primary and secondary markets.

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

Our primary use of cash is investments in portfolio companies, payments of our expenses, funding repurchases under our share repurchase program and payment of cash distributions to our shareholders. Details of our credit facilities are described in “Item 1: Consolidated Financial Statements --Notes to Consolidated Financial Statements --Note 5. Debt.” The average debt-to-equity leverage ratio for the three months ended September 30, 2026 was approximately 1.02x. We may also, from time to time, enter into new credit facilities, increase the size of existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

Unregistered Sales of Equity Securities

The following table summarizes the total Common Shares issued and proceeds received from the closings of the Company’s continuous private offerings that occurred for the nine months ended September 30, 2026.

Date Received	Shares Issued	Proceeds Received
January 2, 2026	3,562,500	$89,490
February 2, 2026	1,899,681	47,644
March 2, 2026	536,078	13,348
April 1, 2026	1,752,181	43,437
May 1, 2026	379,963	9,415
June 1, 2026	231,222	5,732
July 1, 2026	426,589	10,605
August 3, 2026	3,249,536	80,589
September 1, 2026	1,740,469	43,233
Total	13,778,219	$343,493

The following table summarizes the total Common Shares issued and proceeds received from the closings of the Company’s continuous private offerings that occurred for the nine months ended September 30, 2025.

Date Received	Shares Issued	Proceeds Received
February 3, 2025	1,782,884	$45,000
March 3, 2025	849,604	21,410
April 1, 2025	513,669	12,965
May 1, 2025	800,756	20,131
June 2, 2025	1,204,565	30,282
July 1, 2025	2,073,082	52,138
August 1, 2025	602,622	15,168
September 2, 2025	674,414	16,976
Total	8,501,596	$214,070
51

Distributions

The following table summarizes the Company’s distributions declared, paid and payable for the nine months ended September 30, 2026:

Date Declared	Record Date	Payment Date	Per Share	Total Amount
January 23, 2026	January 31, 2026	February 25, 2026	$0.22	$5,413
February 24, 2026	February 28, 2026	March 26, 2026	0.22	5,838
March 23, 2026	March 31, 2026	April 29, 2026	0.22	5,966
April 20, 2026	April 30, 2026	May 29, 2026	0.22	6,358
May 26, 2026	May 31, 2026	June 26, 2026	0.22	6,450
June 23, 2026	June 30, 2026	July 28, 2026	0.22	6,509
July 21, 2026	July 31, 2026	August 27, 2026	0.22	6,580
August 24, 2026	August 31, 2026	September 28, 2026	0.22	7,305
September 21, 2026	September 30, 2026	October 29, 2026	0.22	7,697
Total				$58,116

The following table summarizes the Company’s distributions declared, paid and payable for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Per Share	Total Amount
January 29, 2025	January 29, 2025	February 25, 2025	$0.25	$2,017
February 26, 2025	February 26, 2025	March 27, 2025	0.24	2,365
March 27, 2025	March 27, 2025	April 28, 2025	0.24	2,569
April 24, 2025	April 30, 2025	May 27, 2025	0.24	2,692
May 22, 2025	May 30, 2025	June 27, 2025	0.24	2,885
June 24, 2025	June 30, 2025	July 28, 2025	0.23	3,044
July 24, 2025	July 31, 2025	August 27, 2025	0.23	3,524
August 25, 2025	August 31, 2025	September 26, 2025	0.23	3,665
September 22, 2025	September 30, 2025	October 28, 2025	0.22	3,658
Total				$26,419

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

The following table summarizes the amounts received and Common Shares issued to shareholders who have participated in the DRIP for the nine months ended September 30, 2026:

Payment Date	DRIP Shares Issued	Amount per Share	DRIP Shares Value
January 28, 2026	24,693	$25.12	$620
February 25, 2026	32,946	25.08	827
March 26, 2026	34,298	24.90	854
April 29, 2026	35,727	24.79	886
May 29, 2026	37,019	24.78	917
June 26, 2026	37,999	24.79	942
July 28, 2026	38,822	24.86	965
August 27, 2026	40,682	24.80	1,008
September 28, 2026	45,762	24.84	1,137
Total	327,948		$8,156
52

The following table summarizes the amounts received and Common Shares issued to shareholders who have participated in the DRIP for the nine months ended September 30, 2025:

Payment Date	DRIP Shares Issued	Amount per Share	DRIP Shares Value
April 28, 2025	343	$25.24	$9
May 27, 2025	1,195	25.14	30
June 27, 2025	8,726	25.14	219
July 28, 2025	13,997	25.15	352
August 27, 2025	14,065	25.17	354
September 26, 2025	16,068	25.17	404
Total	54,394		$1,368

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

On July 30, 2026, under the Company’s share repurchase program, the Company made a tender offer to purchase up to 1,465,813.51 Common Shares, which represents approximately 5% of the Company’s outstanding shares as of May 31, 2026. The tender offer was for cash at a price equal to the net asset value per share as of September 30, 2026. The offer expired at 11:59 P.M., Eastern Time, on August 27, 2026. All repurchase requests validly tendered and not withdrawn were satisfied in full.

The following table summarizes the shares repurchased and consideration paid by the Company pursuant to its tender offer during the nine months ended September 30, 2026.

Tender Offer Commencement	Repurchase Request Deadline	Amount of / Percentage of Outstanding Shares Offered to Repurchase	Pricing Date(2)	Price Paid Per Share	Amount Repurchased in Tender Offer	Number of Shares Repurchased in Tender Offer	Percentage of Outstanding Shares Repurchased in Tender Offer

30-Apr-26	29-May-26	1,327,050 / 5.00%(1)	30-Jun-26	$24.86	$3,468	139,488	0.53%
30-Jul-26	27-Aug-26	1,465,814 / 5.00%(1)	30-Sep-26	$24.86	$527	21,179	0.07%

(1)	Reflects 5.00% of outstanding shares as of February 28, 2026 and May 31, 2026, respectively.
(2)	The tender offer was for cash at a price equal to the net asset value per share as of this date.

Debt

The Company’s outstanding debt obligations were as follows:

	As of September 30, 2026
	Aggregate Principal Committed	Outstanding Principal		Less Unamortized Deferred Financing Cost	Carrying Value per Consolidated Statement of Assets and Liabilities
SMBC Revolving Credit Facility	$325,000	$172,656	(1)	$2,371	$170,285
BofA ABL Credit Facility	550,000	468,860		3,476	465,384
RBC ABL Credit Facility	450,000	359,522	(2)	1,578	357,944
Total	$1,325,000	$1,001,038		$7,425	$993,613

(1)	Net of $626 in unrealized appreciation related to foreign currency translations
(2)	Net of $(650) in unrealized depreciation related to foreign currency translations
53

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

Portfolio Valuation Risk

The Adviser, subject to the oversight of the Board, will determine the valuation of the Company’s investments. It is expected that most of the Company’s investments will not have readily available market quotations, which will require the Adviser to estimate, in accordance with the Adviser’s valuation policies, the fair value of such investments on the valuation date. Fair value pricing is based on subjective judgments, and it is possible that the fair value of a security may differ materially from the value that would be realized if the security were sold. Absent bad faith or manifest error, valuation determinations of the Adviser will be conclusive and binding on the Company’s investors.

54

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

Payment-in-Kind Interest Risk

Certain of the Company’s debt investments contain provisions providing for the payment of payment-in-kind (“PIK”) interest. PIK instruments generally represent a significantly higher credit risk than non-PIK instruments. The interest rate on PIK instruments is often relatively higher than non-PIK instruments, which reflect the payment deferral and increased credit risk associated with these instruments. In addition, PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral. Further, even if the conditions for income accrual under U.S. GAAP are satisfied, a borrower could default when actual payment is due upon the maturity of the loan. Receipt of PIK interest also increases the Company’s exposure to the issuer and its associated risks, including credit risk.

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

As of September 30, 2026, approximately 100.0% of our debt investments were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2026, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of September 30, 2026):

	Interest Income	Interest Expense	Net Income
Up 100 basis points	17,974	10,010	7,964
Up 50 basis points	8,987	5,005	3,982
Down 50 basis points	(8,987)	(5,005)	(3,982)
Down 100 basis points	(17,974)	(10,010)	(7,964)
Down 200 basis points	(35,948)	(20,020)	(15,928)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

55

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed under Item 1A of our Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks disclosed in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results. During the fiscal quarter ended September 30, 2026, there have been no material changes to the risk factors set forth in our Form 10-K except for the following:

Illiquid Investments and Restrictions on Withdrawal. An investment in the Company is suitable only for certain sophisticated investors that have no need for immediate liquidity in respect of their investment and who can accept the risks associated with investing in illiquid investments.

56

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 7 - Shareholders’ Capital” in this Report for the issuance of Common Shares for the three months ended September 30, 2026. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

57

Item 6. Exhibits and Financial Statement Schedules

(a) Exhibits

The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1*	Certificate of Trust
3.2*	Amended and Restated Declaration of Trust
3.3*	Bylaws
31.1*****	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*****	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1******	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2******	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*****	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*****	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*****	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56673) filed on October 4, 2024.
*****	Filed herewith
******	Furnished herewith
58

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lord Abbett Private Credit Fund

Date: November 12, 2026	/s/ Stephan Kuppenheimer
Stephan Kuppenheimer Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2026	/s/ Salvatore Dona
Salvatore Dona
Chief Financial Officer and Treasurer (Principal Financial Officer)
59